Form 10QSB
period 2005-06-30
Newport Gold, Inc.
filed 2005-09-16
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: ..................182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ______________

Commission file number: 333-115550

NEWPORT GOLD, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	(I.R.S. Employer I.D. No.)
220 - 1495 Ridgeview Drive, Reno, Nevada 89509 (Address of principal executive offices)
Telephone: (905) 542-4990 (Issuer's telephone number)
N/A (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

0 common shares issued and outstanding as of September 15, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Newport Gold, Inc.
INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2004, in the Form SB-1 as amended and filed with the SEC on June 8, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Financial Statements

June 30, 2005 and December 31, 2004

(US Dollars)
INDEX	Page
Notice to Reader	F1

Financial Statements
Consolidated Balance Sheets	F2
Consolidated Statements of Operations	F3
Consolidated Statements of Stockholders' Deficit	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Financial Statements	F6-F12

220- 1495 Ridgeview Drive

Reno, Nevada 89509

(905) 542-4990

(905) 542-3718 - Fax

Contact: Derek Bartlett

August 29, 2005

  NOTICE TO READER

These financial statements have been prepared by management of the Company. We have compiled the interim balance sheet of Newport Gold Inc. (An Exploration Stage Company) as at 30 June 2005 and the interim statements of loss and deficit and cash flows for the six months then ended. Independent accountants have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

F1

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets (note 2)
(US Dollars)

	June 30, 2005	December 31, 2004

Assets

Current
Cash	$6,576	$435
Prepaid expenses	435	857

Total Assets	$7,011	$1,292

Liabilities

Current
Accounts payable	$72,467	$71,738
Due to related parties (note 6)	141,681	110,942

Total Liabilities	214,148	182,680

Stockholders' Deficit

Capital Stock
Authorized
100,000,000 Common shares par value of $ 0.001 per share
Issued and outstanding
0 Common shares	0	0
Share Subscriptions (note 7)	115,650	115,650
Other Comprehensive Loss	(4,533)	(4,533)
Deficit	(318,254)	(292,505)

Total Stockholders' Deficit	(207,137)	(181,388)

Total Liabilities and Stockholders' Deficit	$7,011	$1,292

See notes to consolidated financial statements

F2

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(US Dollars)

			Cumulative,
			Period from
			July 16, 2003
			(Inception)
	Six months	Six months	through
	ended	ended	June 30,
	June 30, 2005	June 30, 2004	2005

Expenses
Investor relations (note 6)	$4,800	$9,600	$84,673
Expenditures on resource
property (note 5)	2,800	0	64,283
Geological consulting fees (note 6)	6,000	21,000	76,636
Accounting and legal	7,997	8,573	66,176
Office and travel	4,152	11,827	26,486

Net Loss	(25,749)	(51,000)	(318,254)
Other Comprehensive Loss	0	0	(4,533)

Total Comprehensive Loss	$(25,749)	$(51,000)	$(322,787)

See notes to consolidated financial statements

F3

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

						Accumulated
						Deficit
			Additional	Share	Other	During	Total
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Value	Capital	Received	Loss	Stage	Deficit

Share subscriptions	0	$ 0	$ 0	$ 115,650	$ 0	$ 0	$ 115,650
Foreign currency
translation	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(196,545)	(196,545)

Balance,
December 31, 2004	0	0	0	$115,650	$(4,533)	$(292,505)	$(181,388)
Share subscriptions	0	0	0	0	0	0	0
Foreign currency
translation adjustment	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	(25,749)	(25,749)

	0	$0	$0	$115,650	$(4,533)	$(318,254)	$ (207,137)

See notes to consolidated financial statements

F4

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(US Dollars)

			Cumulative, Period from
			July 16, 2003
			(Inception)
	Six months	Six months	through
	ended	ended	June 30,
	June 30, 2005	June 30, 2004	2005

Operating Activities
Net loss	$(25,749)	$(51,000)	$(318,254)

Changes in Operating Assets
and Liabilities
Prepaid expenses	422	0	(435)
Accounts payable	729	16,472	72,467
Due to related parties	30,739	34,528	141,681

Cash Provided by (Used in)
Operating Activities	6,141	9	(104,541)

Financing Activity
Subscriptions received	0	0	115,650

Inflow of Cash	6,141	9	11,109
Effect of Exchange Rate Change
on Cash Balance held in Foreign
Currencies	0	0	(4,533)
Cash, Beginning of Period	435	0	0

Cash, End of Period	$6,576	$9	$6,576

Non-Cash Financing Activity
Common stock to be issued for
for properties	$0	$0	$22,500

Supplemental Disclosures
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See notes to consolidated financial statements

F5

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

1. OPERATIONS AND BASIS OF PRESENTATION

Newport Gold, Inc. (the "Company") was incorporated under the laws of Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise. The Company is in the exploration stage as defined in Statement No. 7 of the Financial Accounting Standards Board ("FASB").

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc. incorporated under the laws of the Province of Ontario, Canada. All inter company transactions and balances have been eliminated.

2. GOING-CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The general business strategy of the Company is to explore and research an existing mineral property and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the claims' future profitable production. Management intends to raise additional capital through share issuances to finance operations and invest in the Burnt Basin Properties as described in note 5.

The Company has a working capital deficit of $207,137 (2004 - $181,388), has accumulated losses during the exploration stage of $322,787 (2004 - $297,038), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

F6

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

(a) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(b) Foreign currency translation

The Company's operations and activities are conducted principally in Canada hence the Canadian dollar is the functional currency, which is translated into US dollars for reporting purposes as follows:

(i) Assets and liabilities at the rate of exchange in effect as at the balance sheet date; and

(ii) Revenues and expenditures at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income (loss) as a separate component of stockholders' deficit.

(c) Mineral property acquisition payments and exploration costs

    The Company expenses all costs related to acquiring, exploring and retaining mineral claims in which no proven or probable reserves exist. To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. As at June 30, 2005, the Company had no accrued liabilities for compliance with environmental regulations.

(d) Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

F7

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Basic loss per share

In accordance with SFAS No. 128 "Earnings Per Share", basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. During the year ended December 31, 2003, the Company had committed to issue 8,375,000 shares. As described in note 7, the shares are yet to be issued. The Company had no stock options, warrants or other common stock equivalents outstanding during any of the reporting periods.

(f) Stock-based compensation

    The Company intends to apply the intrinsic value method of accounting as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted to employees. As such, compensation expense is recorded on the date of the grant when the market price of the underlying stock exceeds the exercise price. SFAS 123 "Accounting for Stock-Based Compensation" establishes accounting and disclosure requirements using the fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended by SFAS 148. To date, the Company has not adopted a stock option plan or issued any stock options.

(g) Other comprehensive loss

The Company has other comprehensive loss arising from foreign currency translation, which is shown as a separate component of stockholders' deficit.

(h) Recent accounting pronouncements

(i) In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003. The adoption of SFAS No. 149 had no effect on the Company's financial statement presentation or disclosures.

F8

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Recent accounting pronouncements (Continued)

(ii) In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of cash flows certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.

Restatement is not permitted. The adoption of SFAS No. 150 had no effect on the Company's financial statement presentation or disclosures.

(iii) In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 had no effect on the Company's financial statement presentation or disclosures.

(iv) FAS 151, Inventory Costs. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

(v) FAS 152, Accounting for Real Estate Time-Sharing Transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. There is no impact on the Company's financial statements.

F9

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Recent accounting pronouncements (Continued)

(vi) FAS 153, Exchanges of Non-Monetary Assets. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

(vii) In 2004, FASB issued a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This revised pronouncement is effective for years beginning on or after December 15, 2005 and requires that all stock options and warrants be accounted for using the fair value method. This pronouncement presently has no impact on the Company's financial statements as the Company has not issued any stock options to date.

4. FINANCIAL INSTRUMENTS
      Fair value

      The carrying values of cash, accounts payable and amounts due to related parties approximate their fair values because of the short maturity of these financial instruments.

      Interest rate risk

      The Company is not exposed to interest rate risk as the Company has no interest bearing monetary liabilities.

      Credit risk

      The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as this asset is placed with major financial institutions.

      Translation risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

F10

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

5. RESOURCE PROPERTIES

On June 18, 2003, the Company entered into an option agreement with Steve Baran to acquire nine mineral claims consisting of 47 units, each unit consisting of approximately 500 x 500 meters or 25 hectares (a hectare is approximately 61 acres), title to which is held by an unrecorded warranty deed. The mineral claims are located 25 kilometres northeast of the City of Grand Forks in the Province of British Columbia, Canada and are known as the Burnt Basin mineral claims numbered 393541, 393542, and 393681 to 393687. The Burnt Basin property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran dated July 29, 2002.

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totalling 2%), and cash and share payments totalling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (note 7). The Company must also incur exploration expenses totalling $206,000 (Cdn $250,000) over a three-year period.

The first NSR consists of a 1% NSR payable to Mr. Carson capped at $206,000 (Cdn $250,000), that will be provided by making annual $8,250 (Cdn $10,000) prepaid NSR payments beginning in September 2003 ($15,433 (Cdn $20,000) paid to December 31, 2004). A further 1% NSR is payable to Mr. Baran. One-half of the 1% NSR to Mr. Baran may be bought out for the sum of $412,000 (Cdn $500,000).

To date, we have not performed any work on our property other than some mapping and compilation. We are presently in the pre-exploration state and there is no assurance that a commercially viable mineral deposit exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find ourselves, if any, or enter into a joint venture with another mining company with more experience at that stage of operation.

6. RELATED PARTY TRANSACTIONS

(a) During the period ended June 30, 2005, the Company was charged $3,000 (2004 - $9,000) for investor relations by the son of the president of the Company. As at June 30 2005, the total balance owing was $41,479 (2004 - $38,479). The amount owed is without interest or stated terms of repayment and is unsecured.

(b) During the period ended June 30, 2005, the Company was charged $6,000 (2004 - $27,000) for geological consulting fees, office costs of $1,800 (2004 - $3,600), and travel costs of $200 (2004 - $1,400), which were incurred by the Company's president. As at June 30, 2005, the president is owed $100,202, which amount is due to related party transactions. The amount owed is without interest or stated terms of repayment and is unsecured.

F11

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Six Months ended June 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to June 30, 2005

(US Dollars)

7. CAPITAL STOCK

As at June 30, 2005, the Company has received $93,150 towards the issuance of 8,150,000 common shares of the Company, which includes founder's shares of 7,150,000 at a deemed price of $0.001 per share and 1,000,000 shares to be issued at prices ranging from $0.04 to $0.20 under various private placement agreements entered into during the initial period ended December 31, 2003.

The Company also has committed to issue 225,000 shares at $0.10 per share towards the acquisition of the Burnt Basin Property (note 5) as of December 31, 2004.

The total of these amounts is included in share subscriptions and are a commitment of the Company to issue a total of 8,375,000 shares. The shares have not been issued as of June 30, 2005.

8. INCOME TAXES

The components of the deferred income tax assets are as follows:
	2005	2004

Unused net loss carryforwards in the US at 35% (2004 - 35%)	$93,276	$80,858
Unused cumulative Canadian exploration and
development expenditures at 36% (2004 - 38%)	23,142	22,134
	116,418	102,992
Valuation allowance	(116,418)	(102,992)

Net deferred income tax assets	$0	$0

The future benefit of these loss carry-forwards and the resource deductions have not been recorded in these consolidated financial statements as the Company estimates that these losses will not likely be realized.

F12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operation" of Newport are incorporated by reference from the Newport's Form SB-1, as amended, filed with the SEC on June 8, 2005.

Plan of Operations.

Newport is a pre-exploration company incorporated under the laws of the State of Nevada on July 16, 2003. We have not commenced active business operations. Newport has obtained an option to acquire nine mineral claims consisting of 47 units (the "Burnt Basin Property"). These mineral claims entitle us to the minerals located on the Burnt Basin Property subject to the option agreement. However, since title to the Burnt Basin Property is in the name of Mr. John Carson, should he choose to transfer title to a third party, Newport would lose the mineral claims. Newport entered into the option agreement with Steve Baran July 18, 2003. Mr. Baran is not related to Newport.

Newport intends to explore for gold on the Burnt Basin Property. The property is located approximately 25 kilometres northeast of the City of Grand Forks, British Columbia, Canada. There can be no assurance that valuable minerals exist on the property until proper geological work and analysis is performed. The property has no proven or probable mineral reserves.

The Burnt Basin mineral claims are without known economic mineralization and the proposed program is exploratory in nature. Newport must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed. Specifically, Newport intends to explore for gold on the Burnt Basin mineral claims.

Newport is currently conducting a Prospectus offering as filed with the SEC in the Form SB-1, as amended, on June 8, 2005, ("Prospectus") to raise funds for exploration efforts. Newport is offering 3,000,000 shares of common stock, par value $0.001 for the price of $0.10 per share.

If Newport is successful in selling the 3,000,000 shares of common stock offered under the Prospectus, management believes Newport will have sufficient capital to complete the two exploration phases proposed for the Burnt Basin mineral claims. Newport will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program, based on our independent geologist's report .

If Newport's exploration activities are successful we plan to either further develop the Burnt Basin mineral claims independently or enter into a joint venture with another mining company with more experience at that stage of operation. Newport will need a considerable amount of additional capital if Newport is to proceed to further development of the Burnt Basin mineral claims.

Off-balance sheet arrangements

As of June 30, 2005, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the six months ended June 30, 2005 was $(25,749) compared to ($51,000) for the six month period ending June 30, 2004.

Liquidity and Capital Resources Liquidity

As of June 30, 2005 Newport total cash on hand was $6,576, and prepaid expenses of $435. Newport had $214,148 in liabilities of which $141,681 is owed due to related parties and $72,467 is owed for Accounts Payable.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003. The adoption of SFAS No. 149 had no effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of cash flows certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.

Restatement is not permitted. The adoption of SFAS No. 150 had no effect on the Company's financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 had no effect on the Company's financial statement presentation or disclosures.

FAS 151, Inventory Costs. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

FAS 152, Accounting for Real Estate Time-Sharing Transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. There is no impact on the Company's financial statements.

FAS 153, Exchanges of Non-Monetary Assets. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

In 2004, FASB issued a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This revised pronouncement is effective for years beginning on or after December 15, 2005 and requires that all stock options and warrants be accounted for using the fair value method. This pronouncement presently has no impact on the Company's financial statements as the Company has not issued any stock options to date.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Newport's Registration Statement on Form SB-1, as amended, filed with the SEC on June 8, 2005.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in Newport's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the six months ended June 30, 2005, nor did Newport Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Gold, Inc.	Newport Gold, Inc.
/s/ Derek Bartlett	/s/ John Arnold
Derek Bartlett President, Chief Executive Officer, Secretary and a member of the Board of Directors	John Arnold Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date: September 15, 2005	Date: September 15, 2005