Form 10QSB
period 2005-09-30
Newport Gold, Inc.
filed 2005-11-15
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: ..................182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2005

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

0 common shares issued and outstanding as of November 9, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Newport Gold, Inc.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2004, in the Form SB-1 as amended and filed with the SEC on June 8, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Financial Statements

September 30, 2005 and December 31, 2004

(US Dollars)

INDEX	Page
Notice to Reader	F1
Financial Statements
Consolidated Balance Sheets	F2
Consolidated Statements of Operations	F3
Consolidated Statements of Stockholders' Deficit	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Financial Statements	F6-12

220- 1495 Ridgeview Drive

Reno, Nevada 89509

(905) 542-4990

(905) 542-3718 - Fax

Contact: Derek Bartlett

November 7, 2005

NOTICE TO READER

These financial statements have been prepared by management of the Company. We have compiled the interim balance sheet of Newport Gold Inc. (An Exploration Stage Company) as at 30 September 2005 and the interim statements of loss and deficit and cash flows for the nine months then ended. Independent accountants have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

F1

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets (note 2)

(US Dollars)
	September 30, 2005	December 31, 2005

Assets

Current
Cash	$1,660	$435
Prepaid expenses	435	857

Total Assets	$2,095	$1,292

Liabilities

Current
Accounts payable	$76,967	$71,738
Due to related parties (note 6)	142,436	110,942

Total Liabilities	219,403	182,680

Stockholders' Deficit

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
0 Common shares	0	0
Share Subscriptions (note 7)	115,650	115,650
Other Comprehensive Loss	(4,533)	(4,533)
Deficit	(328,425)	(292,505)

Total Stockholders' Deficit	(217,308)	(181,388)

Total Liabilities and Stockholders' Deficit	$2,095	$1,292

F2

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(US Dollars)
			Cumulative,
			Period from
			July 16, 2003
			(Inception)
	Nine months	Nine months	through
	ended	ended	September 30,
	September 30, 2005	September 30, 2004	2005

Expenses
Investor relations (note 6)	$8,100	$12,300	$87,973
Expenditures on resource	0	0	0
property (note 5)	2,800	2,360	64,283
Geological consulting fees (note 6)	9,000	24,000	79,636
Accounting and legal	10,548	10,123	68,727
Office and travel	5,472	13,577	27,806

Net Loss	(35,920)	(62,360)	(328,425)
Other Comprehensive Loss	0	0	(4,533)

Total Comprehensive Loss	$(35,920)	$(62,360)	$(332,958)

F3

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

(US Dollars)
						Accumulated
						Deficit
			Additional	Share	Other	During	Total
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Value	Capital	Received	Loss	Stage	Deficit
Balance
December 31, 2003	0	$ 0	$ 0	$ 115,650	$ (3,409)	$ (196,5450)	$ (84,304)
Share subscriptions	0	0	0	0	0	0	0
Foreign currency
translation	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	$ 115,650	$ (4,533)	$ (292,505)	$ (181,388)
Share subscriptions	0	0	0	0	0	0	0
Foreign currency						0
translation adjustment	0	0	0	0	0	0	0
Net loss	0	0	0	0	0	(35,920)	(35,920)
Balance
September 30, 2005	0	$ 0	$ 0	$ 115,650	$ (4,533)	$ (328,425)	$ (217,308)

F4

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(US Dollars)
			Cumulative,
			Period from
			July 16, 2003
			(Inception)
	Nine months	Nine months	through
	ended	ended	September 30,
	September 30, 2005	September 30, 2004	2005

Operating Activities
Net loss	$(35,920)	$(62,360)	$(328,425)

Changes in Operating Assets
and Liabilities
Prepaid expenses	422	0	(435)
Accounts payable	5,229	17,706	76,967
Due to related parties	31,494	44,656	142,436

Cash Provided by (Used in)
Operating Activities	1,225	0	109,457

Financing Activity
Subscriptions received	0	0	115,650

Inflow of Cash	1,225	0	6,193
Effect of Exchange Rate Change
on Cash Balance held in Foreign
Currencies	0	0	(4,533)
Cash, Beginning of Period	435	0	0

Cash, End of Period	$1,660	$0	$1,660

Non-Cash Financing Activity
Common stock to be issued for
for properties	$0	$0	$22,500

Supplemental Disclosures
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

F5

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

The Company has a working capital deficit of $217,308 (2004 - $181,388), has accumulated losses during the exploration stage of $336,958 (2004 - $297,038), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

F6

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Three Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

(c) Mineral property acquisition payments and exploration costs

The Company expenses all costs related to acquiring, exploring and retaining mineral claims in which no proven or probable reserves exist. To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. As at September 30, 2005, the Company had no accrued liabilities for compliance with environmental regulations.

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

F7

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

F8

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

F9

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

F10

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

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

6. RELATED PARTY TRANSACTIONS

(a) During the period ended September 30, 2005, the Company was charged $4,500 (2004 - $9,000) for investor relations by the son of the president of the Company. As at September 30 2005, the total balance owing was $41,479 (2004 - $42,979). The amount owed is without interest or stated terms of repayment and is unsecured.

(b) During the period ended September 30, 2005, the Company was charged $9,000 (2004 - $27,000) for geological consulting fees, office costs of $2,700 (2004 - $3,600), and travel costs of $300 (2004 - $1,400), which were incurred by the Company's president. As at September 30, 2005, the president is owed $98,464, which amount is due to related party transactions. The amount owed is without interest or stated terms of repayment and is unsecured.

F11

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Nine Months ended September 30, 2005, Year Ended December 31, 2004 and the Period from

July 16, 2003 (Inception) to September 30, 2005

(US Dollars)

7. CAPITAL STOCK

As at September 30, 2005, the Company has received $93,150 towards the issuance of 8,150,000 common shares of the Company, which includes founder's shares of 7,150,000 at a deemed price of $0.001 per share and 1,000,000 shares to be issued at prices ranging from $0.04 to $0.20 under various private placement agreements entered into during the initial period ended December 31, 2003.

The Company also has committed to issue 225,000 shares at $0.10 per share towards the acquisition of the Burnt Basin Property (note 5) as of December 31, 2004.

The total of these amounts is included in share subscriptions and are a commitment of the Company to issue a total of 8,375,000 shares. The shares have not been issued as of September 30, 2005.

8. INCOME TAXES

The components of the deferred income tax assets are as follows:
	2005	2004

Unused net loss carryforwards in the US at 35% (2004 - 35%)	$94,036	$80,858
Unused cumulative Canadian exploration and
development expenditures at 36% (2004 - 38%)	23,142	22,134
	117,178	102,992
Valuation allowance	(117,178)	(102,992)

Net deferred income tax assets	$0	$0

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

Off-balance sheet arrangements

As of September 30, 2005, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the nine months ended September 30, 2005 was $(35,920) compared to $(62,360) for the nine month period ending September 30, 2004.

Liquidity and Capital Resources Liquidity

As of September 30, 2005 Newport total cash on hand was $1,660, and prepaid expenses of $435. Newport had $219,403 in liabilities of which $142,436 is owed due to related parties and $76,967 is owed for Accounts Payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the nine months ended September 30, 2005, nor did Newport Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Gold, Inc.	Newport Gold, Inc.
/s/ Derek Bartlett	/s/ John Arnold
Derek Bartlett President, Chief Executive Officer, Secretary and a member of the Board of Directors	John Arnold Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date: November 14, 2005	Date: November 14, 2005