Form 10KSB
period 2005-12-31
Newport Gold, Inc.
filed 2006-04-11
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005

____	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 333-115550

NEWPORT GOLD, INC.
(Name of small business issuer in its charter)

Nevada	_______________________________________
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

220 - 1495 Ridgeview Drive, Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (905) 542-4990

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

X Yes   ___ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

X Yes  ___ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___   No X

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes  ___ No ___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

9,815,000 common shares issued and outstanding as of March 28, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes ___   No X

 i

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business

Business Development

We were incorporated on July 16, 2003 in the State of Nevada. We have one subsidiary company, 2038052 Ontario Inc., which is an Ontario incorporated company.

We have not had any bankruptcy, receivership or similar proceeding since incorporation.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We have no property other than the option to nine mineral claims consisting of 47 units located in British Columbia, Canada (the "Burnt Basin mineral claims").

In the fall of 2005, we started raising capital pursuant to a registration statement filed on Form SB-1 with the Securities and Exchange Commission. We have also been busy lining up a geologist, equipment and other workers to assist us with the first stage of exploration on our property in the spring of 2006. We have also been investigating other properties which may be suitable future exploration candidates.

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other company or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933. We must raise cash in order to implement our plan and stay in business

On July 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of 47 units in British Columbia, Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to 393687. The Burnt Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002. Subject to that agreement, Mr. Carson is to receive US $8,042 (CDN $10,000) each September as an advance net smelter return royalty and has received US $8,045 (foreign exchange rate of CDN $10,000 at time of payment) to date. The payment to Mr. Carson was put on hold until exploration commences on the property. This agreement is by way of a one page document. Mr. Baran has been paid US$13,678 (CDN $17,000) and will receive no further payments from Newport other than any Net Smelter Return royalties that may be required to issued to Mr Baran in the future. This payment is not a finder's fee. It is payment for optioning Mr. Baran's rights to the Burnt Basin mineral claims to Newport. Under the option agreement with Mr. Baran, Newport has also agreed to issue Mr. Carson (100,000) shares of Newport's common stock and Mr. Baran (125,000) shares of Newport's common stock. These shares were issued to Messrs. Baran and Newport in January 2006.

Under the terms of Newport's option agreement, Newport can acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return ("NSR") royalties (totaling 2%), and cash and share payments totaling US $13,678 (CDN $17,000) and 225,000 shares. Other than the pre-paid NSR royalties discussed below, NSR royalties are only paid if and when a viable mining operation is established. Newport must also incur exploration expenses totaling US $201,142 (CDN $250,000) over a 3 year period. The first NSR royalty consists of a 1% NSR, payable to John Carson, which obligation to pay has been capped at US $201,142 (CDN $250,000) under the contract between the parties. Newport has agreed to make an annual payment of US $8,042 (CDN $10,000), as prepaid, NSR royalties, beginning in September of 2003. A further 1% NSR is payable to Steve Baran. The prepaid portion of the NSR royalties will not be returned if no viable mining operation is established. Newport can elect to acquire one half (1/2) of the 1% NSR to Steve Baran for the sum of US $402,294 (CDN $500,000). Newport would only acquire this interest if it looked like it would be more advantageous financially for Newport to purchase the NSR royalty interest Mr. Baran holds than to continue to make this NSR if a viable mine is established. Newport is under no obligation to acquire 1/2 of the 1% NSR royalty interest Mr. Baran holds.

Newport has made all payments required under the contract other than any NRS royalty payments that may be due now or in the future under the contract and the expenditure of $201,142 in exploration expenses. Once Newport has expended the requisite $201,142 in exploration expenses on the property it can record the warranty deed and obtain a 100% undivided interest in the mineral claims. Newport is not required to make any royalty payments prior to it obtaining a 100% interest in the mineral claims. Newport will need to re-domesticate its existing Canadian subsidiary to BC or incorporate a BC subsidiary company before it can register this interest.

Prior to entering into this agreement, Newport and its affiliates did not have an affiliation or relationship with Messrs. Carson or Baran. The parties were arms' length to one another. Mr. Baran paid Mr. Carson $8,042 ($10,000 CDN) for the claims.

Net smelter returns as defined in the option agreement between the parties is the net proceeds realized from the sale to a bona fide purchaser in an arm's length transaction of minerals recovered from ore mined from the claims. The net proceeds is determined by deducting from the dollar value paid for the recovered minerals, the cost of smelting and refining the ore/or concentrates thereof, marketing and insurance charges, and transportation costs, including the costs of transporting the ore and /or concentrates thereof to the milling facilities and to the smelter or refinery.

The Burnt Basin mineral claims are located twenty-five kilometres North East of the City of Grand Forks in the Province of British Columbia. The Burnt Basin mineral claims consists of forty seven units, each unit consists of approximately 500 x 500 meters or 25 hectares (a hectare is approximately 61 acres), title to which is held by an unrecorded warranty deed. A warranty deed is once executed as required by law has the effect of a conveyance in fee simple to the grantee, his heirs and assigns, of the subject property (in this case mineral claims), together with all the related rights and privileges. It also contains a series of covenants from the grantor, that he is lawfully owner of the property; that he has the right to sell and assign the property and underlying rights and privileges free from all encumbrances; and that the grantor, will forever warrant and defend the title of the property for the benefit of the grantee, against all lawful claims whatsoever. An unrecorded warranty deed is a warranty deed which has not been registered with a government office.

To date we have not performed any work on our property. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find ourselves, if any, or enter into a joint venture with another mining company with more experience at that stage of operation.

Competitive Factors

The mining industry, in general, is intensely competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Newport not receiving an adequate return on invested capital.

Our Offices

Our administrative office is located at 220 - 1495 Ridgeview Drive, Reno, Nevada 89509 and our registered statutory office is located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Employees and Employment Agreements

At present, we have no employees, other than our officers Messrs. Derek Bartlett and John Arnold, and our directors, who are not compensated for their services. Messrs. Derek Bartlett and John Arnold do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them. We have started setting up the engagement of various professionals in anticipation of the spring exploration season.

Independent Geologists Employed by Newport

Although numerous geologists and other persons known to have knowledge of available mineral properties were contacted and properties discussed in detail, only one geologist was employed to conduct field investigations and complete a comprehensive report on the Burnt Basin Property. Linda Caron MSc.P.ENG completed the above in July of 2003. Ms. Caron is an independent geologist and would not be considered a true employee of Newport.

Mining Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations. This act sets forth rules for:

  locating claims,
  posting claims,
  working claims, and
  reporting work performed.

The Mineral Tenure Act (British Columbia) and Regulations also govern the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 per unit in each of the first three years and $200 per unit in the fourth and subsequent years. We have nine claims totaling forty seven units. This means the Company is required to perform a minimum of $4,700 for each of the first three years and $14,400 for the fourth and subsequent years.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes Province-wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

  prospecting using hand-held tools,
  geological and geochemical surveying,

  airborne geophysical surveying,
  hand-trenching without the use of explosives, and
  the establishment of gridlines that do not require the felling of trees.
  Subject to the results of Phase I, exploration activities that we may carry out in subsequent phases which re subject to the provisions of the Code are as follows:
  drilling, trenching and excavating using machinery, and
  disturbance of the ground by mechanical means (blasting).

Prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities.

The notice is submitted to the regional office of the Mines Branch, Energy Division. We have not applied for this permit yet. We intend to apply for this work permit shortly as we have secured the required funding to carry out the proposed program in the registered offering we are currently completing. We have already raised the minimum of $50,000 we needed to commence Phase I of our exploration program over and above the cost of the offering. The first $37,800 we raised in the offering we slated for use to cover the cost of the offering. Once applied for, this work permit is usually received within 60 days of the application date as it is granted as a matter of right.

Newport had previously commissioned and obtained a technical report by Linda Caron, M.Sc., P.Eng., dated July 28, 2003 to provide and to up date the summary of previous exploration work on the property and to make recommendations for further exploration work.

The exploration permit that may be required for activities in phases subsequent to Phase I is the only permit or license we will need to explore for minerals on our property. It will take approximately two weeks to obtain the exploration permit. The permit is free and is usually granted as a matter of right, when applied for.

Environmental Laws

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenure, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Other Regulation.

Securities Exchange Act of 1934, as amended, (the "1934 Act"). Sections 13 and 15(d) of the 1934 Act requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

New SEC Shell Company Rules. On June 29, 2005, the Securities and
Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July
21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005.

The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

  are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans)
 until 60 days after it ceases to be a shell company;;

  must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

  must file financial statements within four days about the transaction; and

  where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company.

Sarbanes-Oxley Act of 2002. On July 30, 2002,
President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the "SEC")
under the Securities Exchange Act of 1934. Many of these new requirements could effect us and our board of directors. For instance, under SOA we may be required to:

  form an audit committee in compliance with SOA;

  our chief executive office and chief financial officer are required to certify our financial statements;

 ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;

  disclose any off-balance sheet transactions as required by SOA;

  prohibit all personal loans to directors and officers;

  ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

 ensure our auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Reports to Securities Holders.

Reports and other information filed by us with the Commission pursuant to the informational requirements of the Securities Exchange Act of 1934 will be available for inspection and copying at the public reference facilities maintained by the Commission at 100 F Street, NE, Room 2521, Washington, D. C.
20549. Copies of such material may be obtained from the public reference section of the Commission at 100 F Street, NE, Room 2521, Washington, D. C. 20549, at
prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our reports and other documents filed with the
Commission may also be available electronically on the World Wide Web at http://www.sec.gov.

We may elect not to file a Form 8-A or other Registration Statement under the
Securities Exchange Act of 1934 and therefore, will only be subject to Section
15(d) as a company who registered a Form SB-1 registration statement, therefore the proxy rules, short-swing profits regulations, beneficial ownership reporting regulations and the bulk of the tender offer regulations will not apply to us.
After we complete our Form SB-1 registered offering, we will not be required to furnish our stockholders with an annual report. Further we will not voluntarily send our stockholdders an annual report.

Item 2. Description of Property

Mining Properties - General

On July 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of 47 units in British Columbia,
Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to
393687. This option agreement is not recorded in the BC Mining Office. The Burnt
Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002.
Under the terms of Newport's option agreement, Newport can acquire a 100%
undivided interest in the property, subject to two separate Net Smelter Return (NSR)
royalties (totaling 2%), in consideration for cash and share payments totaling
US $13,678 (CDN$ 17,000) and 225,000 shares. Newport must also incur exploration expenses totaling US $201,142 (CDN$ 250,000) over a 3 year period. The first NSR royalty consists of a 1% NSR payable to John Carson capped at US $201,142 (CDN
$250,000), that will be provided by making annual US $8,042 (CDN $10,000)
prepaid NSR payments beginning in September of 2003. A further 1% NSR is payable to Steve Baran, of which Newport can acquire one half of the 1% NSR to Steve
Baran for the sum of US $402,294 (CDN$500,000).

A mining claim is generally described to be that portion of the public mineral lands which a miner, for mining purposes, takes and holds in accordance with local mining laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. In British Columbia, a
"two-post mining claim" (where two opposite corners of the boundaries of the claim are physically marked with a survey type post marked for reference as opposed to simply having an initial single post) is a square plot of land 500 meters by 500 meters. The Burnt Basin mineral claims consists of forty-seven units, each unit consists of 500 x 500 meters or 25 hectares (a hectare is approximately 61 acres).

To date we have not performed any work on the Burnt Basin mineral claims and have spent no monies on exploration activities. Newport has instead commissioned and obtained a technical report dated July 28, 2003, to provide an up to date summary of previous exploration on the property and to make recommendations for further work.

Legal Status of Burnt Basin Mineral Claims.

The Burnt Basin mineral claims was originally staked in 2002 by John Carson.
Mr. Carson owns the mineral claims and optioned these claims to Mr. Baran on
July 29, 2002, which was subsequently optioned to Newport on July 18, 2003.
Newport through an option agreement holds the mining rights to the Burnt Basin mineral claims which thereby giving it or its designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of
Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Burnt Basin mineral claims, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple
Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Burnt Basin mineral claims is one such acquisition. Accordingly, fee simple title to the Burnt Basin mineral claims resides with the Crown. The Burnt Basin mineral claims is a mining lease issued pursuant to the British Columbia Mineral Act to Mr. Derek Bartlett. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The Burnt Basin mineral claims is unencumbered and there are no competitive conditions which affect the Burnt Basin mineral claims. Further, there is no insurance covering the Burnt Basin mineral claims. We believe that no insurance is necessary since the Burnt Basin mineral claims is unimproved and contains no buildings or improvements.

Claim Status

The name, tenure number, date of recording and expiration date of the Burnt
Basin mineral claims is as follows:

Claim Name

Tenure Number

Units

Expiry Date

Molly Gibson

393541

20

June 30, 2005

Motherlode

393542

20

June 30, 2005

Lode #1

395681

1

June 30, 2005

Lode #2

395682

1

June 30, 2005

Lode #3

395683

1

June 30, 2005

Lode #4

395684

1

June 30, 2005

Lode #5

395685

1

June 30, 2005

Lode #6

395686

1

June 30, 2005

Lode #7

395687

1

June 30, 2005

The Burnt Basin mineral claims consists of forty-seven units, each unit consists of 500 x 500 meters or 25 hectares (a hectare is approximately 61 acres) or an aggregate total of approximately 1,175 hectres, title to which is held by an unrecorded warranty deed. The Burnt Basin mineral claims was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the Burnt Basin mineral claims is not located in an environmentally sensitive region. The Burnt Basin property is not a raw, grass-roots type property; rather there has been considerable previous exploration on the property. This exploration work indicated the potential for discovery of gold mineralization. The terms of the option were considered to be reasonable, given the extent of this previous work and the potential for mineralization on the claims. The property is situated in an area designated by the Province of British Columbia as 'open' for mineral exploration and as such is not deemed to be environmentally sensitive, or a 'Special
Management Zone'. Therefore, there are no special, additional conditions imposed on exploration and development on the property.

Information regarding the Burnt Basin mineral claims can be determined by reviewing the British Columbia government website located at http://www.gov.bc.ca/em.
This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. Please note, that the content of this British Columbia government website does not form part of this prospectus. The information can be viewed by clicking on "The Map Place", then, after downloading "Autodesk Mapguide", by clicking on "Available Maps" and then
"Mineral Titles Map". You can then enter in claim tenure number in the "Zoom
GoTo" search window to view the area of the Burnt Basin mineral claims. For title information you can go back to the "Mineral Titles Map" in the lower window, under the heading "Contents", then "Database Searches", click on "Tenure
Number" and enter the claim tenure number as indicated above to view the
"Mineral Titles Tenure Detail". This website database contains a detailed description of the rock formation, mineralization and ownership of all staked lands in British Columbia.

To keep the Burnt Basin mineral claims in good standing, such that it does not expire on the dates indicated in the preceding, we must file work on or before June 30, 2005 or pay $100 per unit to prevent the Burnt Basin mineral claims from reverting to the Crown.

Newport is a pre-exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the Burnt Basin mineral claims.
Exploration will be required before Newport can make an evaluation as to the economic and legal feasibility of the Burnt Basin mineral claims.

Location and Access

The Burnt Basin mineral claims is located on the eastern flank of the
Christina Range in the Monashee Mountains. Highway 3, the Southern Trans
Provincial Highway, crosses the extreme southeast corner of the property. Road access to the claims is via the Paulson Detour road, which heads west from
Highway 3 on the south side of the Paulson bridge and then via a steep narrow road that heads south from the Paulson Detour road about 300 meters west of the highway. Two and half kilometres along this road the slope becomes gentler and there are a number of old roads which branch off to different parts of the Burnt
Basin Claims.

See map on next page.

416000E
417000E
418000E
420000E
To Trail & Castlegar
N
GLADSTONE PROVINCIAL PARK
5449000N
5448000N
5447000N
5446000N
5445000N
5444000N
LODE #5 395685
LODE #6 395686
LODE #7 395687
LODE #4 395684
LODE #3 395683
LODE #2 395682
LODE #1 395681
MOTHERLODE 393542
L 1753 CG
LCP
3
Mollie Creek
MOLLY GIBSON 393541
GREENWOOD MINING DISTRICT
TRAIL CREEK MINING DISTRICT
Josh Creek
McRae Creek
PROFESSIONAL
PROVINCE OF
L. J. CARON
BRITISH COLUMBIA
ENGINEER
NEWPORT GOLD INC.
BURNT BASIN PROPERTY
NAD 83, Zone 11
To Grand Forks
ABANDONED CPR
NEWPORT GOLD INC.
BURNT BASIN PROPERTY
FIGURE 2
CLAIM MAP
082E.020
SCALE: 1:30,000
0 300 600 900 1200m
DRAWN BY: LJC / rjw
DATE: JULY 2003
FILENAME: BURNTBASIN-FIG2-CLAIM.DWG

Physiography

The Burnt Basin mineral claims is snow-free from May through November, allowing a five or six-month exploration season. The location of the Burnt Basin mineral claims is within 25 kilometres by road to the community of Christina
Lake, which has limited services such as room, board and fuel with grocery stores. Services needed for exploration are available in Grand Forks, located 20 kilometres west of Christina Lake or alternatively in Castlegar 55 miles east of the property along Highway 3. Castlegar has a full-service airport. The closest power source is approximately 10 kilometres southwest of the claims on McRae road.

The claims are located in an area referred to as the "Burnt Basin", a bowl shaped area covering the upper Josh and Mollie Creek drainages that are situated north and west of Highway 3 and the McRae Creek Valley. Elevations range from about 900 metres at the highway in the southeast corner of the property to about
1585 metres at the Molly Gibson claim.

There is good rock exposure on the steep slopes in the southern and eastern portion of the property. Rock exposure on the remainder of the Burnt Basin
Property is moderate to scarce. The property is covered with thick second growth forest with dense undergrowth. The use of GPS equipment in many areas as a result would be ineffective.

Geology of Area Where Burnt Basin Mineral Claims is Located

The general region where the Burnt Basin mineral claims are located is one that has hosted many gold deposits. It covers a sequence of rocks that were formed elsewhere and moved to their present location by crustal scale faulting, as well as some rocks formed in-place since this fault collision occurred.
Despite over a hundred years of work in the area, no detailed geological compilation of the Burnt Basin Property has been done. In general, the property is underlain by a sequence of sedimentary and volcanic rocks that have been altered from their original state by the effects of temperature and pressure.
These metamorphosed rocks are cut by several very large bodies of intrusive rocks.

Mineralization occurs in both the metamorphic rocks and in the intrusive rocks on the Burnt Basin Property. Quartz veins with gold occur in the intrusive rocks, and lead-zinc skarn and gold with pyrrhotite-magnetite mineralization occurs in limy horizons in the meta-sediments. Because this latter style of mineralization is associated with a particular geological horizon, it is important to determine the location and extent of these prospective rocks. This will be done by completing geological mapping and sampling of the property in
Phase 1.

Proposed Program of Exploration

We intend to conduct initial exploration of the Burnt Basin mineral claims to determine if there are commercially exploitable mineral deposits. We anticipate a two phase exploration program to properly evaluate the potential of the Burnt
Basin mineral claims. We must conduct exploration to determine what minerals, if any, exist on the Burnt Basin mineral claims and if any minerals which are found can be economically extracted and profitably processed. Our proposed program of exploration is explained in more detail in this prospectus under "Plan of
Operation".

History of Previous Work

Newport engaged Linda Caron, M.Sc., P.Eng., an independent consultant geologist to prepare a technical report on the Burnt Basin Property in July of
2003. Ms. Caron has done extensive geological work in Southern BC and in particular the Greenwood - Grand Forks area since 1989. She is a member of good standing with the Association of Professional Engineers and Geoscientists of BC
with professional engineer status. She completed an examination of the Burnt
Basin Property on July 18, 2003 which included limited rock sampling. She also examined the property in 1989 on behalf of a different client. Ms. Caron does not have a direct or indirect interest in the Burnt Basin Property or in the securities of Newport nor is there an agreement or expectation she will receive any future such securities.

The Burnt Basin mineral claims are located in a historic gold mining district. The Central Zone (a zone of lead-zinc skarn mineralization, located I the east-central part of the Burnt Basin property, on the former Eva Bell and
Halifax crown grants) on the property has been sporadically explored for silver, lead, zinc skarn mineralization because of its proximity to the Trail Smelter, which carries on the process of smelting and is operated by Teck Cominco, in
Trail, British Columbia.

 Smelting is the process of melting ore, for the purpose
of separating the pure metal from the extraneous rock. Skarn zones are up to 30 feet wide and have strike lengths of several hundred feet. Skarn zones are zones of mineralization within skarn altered rock. Skarn is a coarse-grained contact metasomatic rock, composed of silicate minerals such as garne and pyroxene, that is often associated with concentrations of metals. Skarns typically form from the intrusion of igneous rocks into limestones or lime-bearing sedimentary rocks. Production from the central zone was 5,410 tons yielding 34 ozs gold,
14,746 ozs of silver, 420,000 lbs of lead and 562,000 lbs of zinc. The geology of the Central Zone is largely intercalated argillaceous sediments and greenstones.

Only limited work has been carried out for gold on the North and South zones, which are known to host gold mineralization. Gold production from the south area, the Molly Gibson (now consisting of 20 units) was 310 tons yielding 331 ozs gold from an east-west zone of pyrrhotite-magnetite skarn. Individual assays provided results to 3 ozs per ton gold. This zone has an E.M.-V.L.F. signature, which is yet to be tested. E.M.-V.L.F. is a response to a very low frequency electromagnetic geophysical survey. This type of survey is capable of detecting shallow conductive zones in rocks, such as shear zones or zones of massive sulfide mineralization. The geology is largely limy horizons in contact with
Nelson Intrusives.

The North area is also a significant gold zone with numerous quartz veins carrying economic gold values. Quartz veins within the staked area are from 2 feet to 10 feet wide and have a strike length of several hundred feet.

The Motherlode claim (now consisting of 20 units) covers numerous old crown grants including the Motherlode, Contact, Daly, Tunnel and others. On the old
Motherlode C.G. select assays provided for 2 ozs per ton gold and 14 ozs per ton silver and 50 tons of unsorted ore yielded 0.229 ozs per ton. gold. In 1902, a 5 oz per ton gold assay was reported from some high-grade float on the Comart claim in north of the Burnt Basin Property. Geochemically a large untested silver-gold anomaly extends from the Motherlode C.G. to the Daly claim area, all within the current claim group. The geology of the north zone is Nelson intrusives and Coryell syenites in contact with argillaceous sediments and greenstones.

Description of Other Properties

Newport does not either own nor lease office space. At present, offices are provided at no cost to Newport by Mr. Derek Bartlett the President and Chief
Executive Officer of Newport in Reno, Nevada and Mississauga, Ontario. This
arrangement is expected to continue until such time as Newport's activities necessitates its relocation, as to which no assurances can be given. Newport has no agreements with respect to the maintenance or future acquisition of an office.

Item 3. Legal Proceedings

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2005 nor are we aware of any such proceedings pending.

Item 4. Submissions of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder
Matters

General

No public market has been established for the common stock of Newport. A market maker has recently submitted a Form 15c-211 to quote our common stock on the OTC Bulletin Board. Even if our common stock is listed on the OTC Bulletin
Board, there is no assurance that a trading market will ever develop for the common stock of Newport or, if such a market does develop, that it will continue.

If a trading market for the common stock of Newport was to develop in the future, we believe the market price would be well under $5.00 per share.
Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). As a result of being a penny stock, the market liquidity for our common stock may be adversely affected since the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.

The rules governing penny stock require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales-practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000,
$300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of the shares you acquire and your ability to sell our shares in the secondary market.

Newport has no common equity subject to outstanding purchase options or warrants. Newport has no securities convertible into its common equity. Newport has no common equity that can be sold pursuant to Rule 144 under the Securities
Act of 1933. Except for this offering, there is no common equity that is being, or has been publicly proposed to be, publicly registered by Newport.

As of March 23, 2006, we had 55 stockholders of record holding 9,815,000 shares of common stock.

Dividend Policy

No dividends have been paid to date and none is expected to be paid in the foreseeable future.

Equity Compensation Plan.

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6. Management Discussion and Analysis.

Forward Looking
Information

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like:
believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our Proposed Plan of Operation

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operation" of Newport is incorporated by reference from the
Newport's Form SB-1, as amended, filed with the SEC on June 8, 2005.

Plan of Operations

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

Newport is currently conducting a Prospectus offering as filed with the SEC in the Form SB-1, as amended, on June 8, 2005, ("Prospectus") to raise funds for exploration efforts. Newport is offering 3,000,000 shares of common stock, par value $0.001 for the price of $0.10 per share. As of March 23, 2006, Newport has sold 1,440,000 shares of its common stock under this offering raising an aggregate total of $144,000.

If Newport is successful in selling all 3,000,000 shares of common stock offered under the Prospectus, management believes Newport will have sufficient capital to complete the two exploration phases proposed for the Burnt Basin mineral claims. Newport will assess whether to proceed with Phase II of the exploration program upon completion of Phase I and an evaluation of the results of the Phase I program, based on our independent geologist's report .

If Newport's exploration activities are successful we plan to either further develop the Burnt Basin mineral claims independently or enter into a joint venture with another mining company with more experience at that stage of operation. Newport will need a considerable amount of additional capital if
Newport is to proceed to further development of the Burnt Basin mineral claims.

Off-balance sheet arrangements

As of December 31, 2005, and March 31, 2006, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the year ended December 31, 2005 was $(93,207) compared to $(95,960) for the year ended December 31, 2004.

Liquidity and Capital Resources Liquidity

As of December 31, 2005, Newport total cash on hand was $151,520 ($857 -
December 31, 2004), and prepaid expenses of $435 ($435 - December 31, 2004).
Newport had $285,026 ($182,680 - December 31, 2004) in liabilities of which
$156,992 ($110,942 - December 31, 2004) is owed due to related parties and
$128,034 ($71,738 - December 31, 2004) is owed for Accounts Payable.

Risk Factors

We may not be able to continue as a going-concern due to our accumulated deficit and working capital deficit.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.
The Company has a working capital deficit of $133,071, an accumulated loss of
$385,712 to December 31, 2005, has not generated any operating revenue to date, has no full-time employees and has no capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern which is dependent on the Company's ability to obtain and maintain an appropriate level of financing, on a timely basis, and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

We have no known ore reserves and we cannot guarantee we will find any mineral reserves or if we find minerals, that production will be profitable.

We have no known ore reserves. We have not identified gold or other metal or mineral on the property and we cannot guaranty that we will ever find any such minerals. Even if we find that there are mineral reserves on our property, we cannot guaranty that we will be able to recover these minerals. Even if we recover mineral reserves, we cannot guaranty that we will make a profit. If we cannot find mineral reserves or it is not economical to recover these mineral reserves, we will have to cease operations. Because the probability that any of the prospects will ever have mineral reserves is extremely low, any funds spent on exploration will probably be lost.

If we do not raise enough money for exploration in this offering we will have to delay exploration until we are able to raise enough money through other means or go out of business.

Newport is in the very early exploration stage and needs the proceeds from our Prospectus offering to start exploring for mineral reserves. We must raise a minimum of $ 50,000 in this offering to begin exploration. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to commence its operations. We may not have enough money to complete the exploration of our mineral claims. Because we are exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $50,000 and as much as $192,000 to find out. The first $37,800 we raise, however, will be used to cover the cost of this offering before we spend any money on our exploration program. In addition, we do not know how much money we will raise in this offering. If it turns out that we have not raised enough money to complete our exploration program, we will have to either raise further capital through another offering or suspend or cease operations. We have not retained an underwriter to sell these shares. We will conduct this offering as a direct public offering, meaning there is no guarantee as to how much money we will be able to raise through the sale of our stock. Messrs. Derek Bartlett and
John Arnold, will be personally selling shares and each have limited prior experience in selling securities. If we fail to sell at least three-quarters of the stock we intend to sell, our ability to start and complete our exploration plans will be materially affected, and you may lose all or substantially all of your investment.

Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassable during six to seven months of the year.

 When roads are impassable, we are unable to conduct exploration operations on our property.

Newport's exploration efforts and limited capital may limit our ability to find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

We may not have access to all of the supplies and materials we need to begin exploration, that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is completed. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We have not yet discovered any mineral reserves. Even if we are successful in discovering mineral reserves we may not be able to realize a profit from its sale. If we cannot make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

In order to maintain operations, we will have to sell any minerals we extract from our property for more than it costs us to mine it. (The lower the price the mineral, the more difficult it is to do this.) If we cannot make a profit, we will have to cease operations until the price of minerals found on our property increases or cease operations altogether. The cost to mine minerals is fixed and as a result, the lower the market price, the lower the likelihood we will be able to make a profit.

Because title to our mining claim is held in the name of another person, if he transfers our mining claim to someone other than us, we will cease operations.

Title to the mining claims which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr.
John Carson who optioned the mining claims to Mr. Steve Baran who holds the property in an unrecorded warranty deed and who then optioned the mining claims to Newport. If Mr. Carson transfers our mining claims to a third person, the third person will obtain good title and we will have nothing. We will have a cause of action against Messrs. Baran and Carson for breach of contract. The amount of damages will be the value of the property as of the time of the transfer, should that ever occur. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

A warranty deed is once executed as required by law has the effect of a conveyance in fee simple to the grantee, his heirs and assigns, of the subject property (in this case mineral claims), together with all the related rights and privileges. It also contains a series of covenants from the grantor, that he is lawfully owner of the property; that he has the right to sell and assign the property and underlying rights and privileges free from all encumbrances; and
that the grantor, will forever warrant and defend the title of the property for the benefit of the grantee, against all lawful claims whatsoever. Any exceptions to the foregoing are listed in the warranty deed. An unrecorded warranty deed is a warranty deed in which title to the property has been transferred, but the deed has not been registered with the British Columbia office of records. Mr.
Baran's ownership of the property is in the form of an unrecorded warranty deed.
Mr. Baran never recorded his interest in the property as it is subject to Mr.
Carson receiving 100,000 shares and a 1% net smelter return capped at $201,147 (CDN
$250,000) or $8,045 (CDN$10,000) annually as prepaid net smelter returns.
Newport has assumed this obligation to Mr. Carson.

Title to our mining claim cannot be transferred to us directly. If we fail to incorporate a British Columbia subsidiary corporation our mineral claims may never be registered in our name.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation.

 In order to comply with the law we
would have to cause our Ontario subsidiary company to re-domicile to British
Columbia or incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a second subsidiary corporation, the accounting costs of audited financial statements for this subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars.
Accordingly, we have elected not to re-domicle our existing subsidiary company to British Columbia or create a British Columbia subsidiary company at this time, but will do so if mineralized material is discovered on our mining claims.
If we do not create a subsidiary corporation in the future, we will not be able to obtain title to the mining claims and you will lose all your money used to explore these mining claims.

You Will Not Receive Dividend Income from an Investment in the Shares and As a Result May Never See a Return on Your Investment.

We have never declared or paid a cash dividend on our common shares nor will we in the foreseeable future. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of the securities offered by Newport. As we do not intend to declare dividends in the future you may never see a return on your investment and you indeed may lose your entire investment.

We Will Need to Obtain Additional Funding in the Future and May Be Unable to
Obtain Such Funding on Satisfactory Terms, Which Will Dilute You as a
Stockholder and May Impose Burdensome Financial Restrictions on Our Business.

Future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could make the net proceeds of this offering insufficient to fund our proposed operations. Newport may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to
us. The inability of Newport to raise additional equity capital or borrow funds required to effect its exploration plan, may have a material adverse effect on
Newport's financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing business. Some types of equity financing may be highly dilutive to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

Messrs. Derek Bartlett, John Arnold, Donald Kohls and Tyler Bartlett are each involved with several other mining exploration companies, therefore, conflicts of interest between Newport and one of these other companies may arise from time to time.

Mr. Khols is on the board of one other mining company and his involvement with that company is very minor. Mr. Arnold is on the board of three other mining companies and will be devoting 40% of his time to Newport. Mr. Derek
Bartlett is currently on the board of seven other mining companies and will be devoting 60% of his time to Newport. In the future, if we decide to acquire a mining property, which is also sought by one of the companies which Messrs.
Donald Kohl, John Arnold or Derek Bartlett are a director or an officer, a direct conflict of interest could result.

Item 7. Financial Statements

Our fiscal year end is December 31.

Our audited financial statements for the year ended December 31, 2005:

Audited Financial Statements of Newport Gold, Inc.

NEWPORT GOLD, INC.

  (An Exploration Stage Company)

  Consolidated Financial Statements

  December 31, 2005 and 2004

  (US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND DIRECTORS OF NEWPORT GOLD, INC.

(An Exploration Stage Company)

We have audited the consolidated balance sheets of Newport
Gold, Inc. (An Exploration Stage Company) as at December 31, 2005 and 2004 and
the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from
July 16, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of
the Public Company Accounting Oversight Board ("PCAOB") in the United States of
America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements
referred to above present fairly, in all material respects, the financial position of Newport Gold, Inc. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and
2004 and the period from July 16, 2003 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared
assuming the Company will continue as a going-concern. The Company will need additional working capital for its planned activities, which raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are described in note 2 to the financial statements.
These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Pannell Kerr Forster"

(Registered with the PCAOB as "Smythe Ratcliffe")

Chartered Accountants

Vancouver, British Columbia

March 31, 2006

F1

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets (note 2)

December 31

(US Dollars)

2005

2004

Assets

Current

Cash

$
151,520

$
857

Prepaid expenses

435

435

Total Assets

$

151,955

$
1,292

Liabilities

Current

Accounts payable

$

128,034

$
71,738

       Due to related parties
(note 6)

156,992

110,942

Total Liabilities

285,026

182,680

  Stockholders'
Deficit

  Capital Stock

Authorized

           100,000,000 Common
shares par value of $0.001 per share

Issued and outstanding

0 Common shares

0

0

  Share Subscriptions
(note 7)

259,650

115,650

  Other Comprehensive
Loss

(7,009)

(4,533)

Deficit

(385,712)

(292,505)

  Total Stockholders'
Deficit

(133,071)

(181,388)

  Total Liabilities
and Stockholders' Deficit

$
151,955

$
1,292

F2

See notes to consolidated financial statements

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(US Dollars)

Cumulative,

Period from

July 16, 2003

(Inception)

Year Ended

Year Ended

through

December 31,

December 31,

December 31,

2005

2004

2005

Expenses

Accounting and legal

$
26,857

$
24,414
$
85,036

       Investor relations
(note 6)

23,293

15,000

103,166

       Expenditures on
resource

property (note 5)

18,046

14,183

79,529

Office and travel

13,571

15,363

35,905

       Geological consulting
fees (note 6)

12,000

27,000

82,636

       Filing fees and
transfer agent

5,248

0

5,248

       Foreign exchange
(gain) loss

(5,808)

0

(5,808)

  Net Loss

93,207

95,960

385,712

  Other Comprehensive
Loss

2,476

1,124

7,009

  Total Comprehensive
Loss

$

95,683

$

97,084
$

392,721

Loss Per Share

0.011

0.011

  Weighted Average
Number of Shares Outstanding

8,387,230

8,375,000

F3

See notes to consolidated financial statements

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Deficit

Year Ended December 31, 2005, Year Ended December 31, 2004
and the Period from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

Accumulated

Deficit

Additional

Share

Other

During

Total

Par

Paid-in

Subscriptions

Comprehensive

Exploration

Stockholders'

Shares

Value

Capital

Received

Loss

Stage

Deficit

Share subscriptions

- cash
0
$ 0
$ 0
$ 93,150
$ 0
$ 0
$ 93,150

- property
0
0
0
22,500
0
0
22,500

Foreign currency

translation adjustment
0
0
0
0
(3,409)
0
(3,409)

Net loss
0
0
0
0
0
(196,545)
(196,545)

Balance,

December 31, 2003

Foreign currency

translation adjustment
0
0
0
0
(1,124)
0
(1,124)

Net loss
0
0
0
0
0
(95,960)
(95,960)

Balance,

December 31, 2004

0

0

0

115,650

(4,533)

(292,505)

(181,388)

Share subscriptions

- cash
0
0
0
144,000
0
0
144,000

Foreign currency

translation adjustment
0
0
0
0
(2,476)
0
(2,476)

Net loss
0
0
0
0
0
(93,207)
(93,207)

Balance,

December 31, 2005

0
  $
0
  $
0
$ 259,650
  $
(7,009)
  $
(385,712)
$ (133,071)

F4

See notes to consolidated financial statements

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(US Dollars)

Cumulative,

Period from

July 16, 2003

(Inception)

Year Ended

Year Ended

through

December 31,

December 31,

December 31,

2005

2004

2005

  Operating
Activities

Net loss

$
(93,207)

$
(95,960)
$
(385,712)

       Item not involving
cash

            Expenditure on
resource

property - shares

0

0

22,500

Operating Cash Flow

(93,207)

(95,960)

(363,212)

  Changes in
Operating Assets

and Liabilities

Prepaid expenses

14

(435)

(421)

Accounts payable

58,493

33,322

130,231

Due to related parties

40,696

65,054

151,638

  Cash Provided by
(Used in)

  Operating
Activities

5,996

1,981

(81,764)

Financing Activity

       Subscriptions received
(note 7)

144,000

0

237,150

Inflow of Cash

149,996

1,981

155,386

  Effect of Exchange
Rate Change

  on Cash Balance
held in Foreign

Currencies

667

(1,124)

(3,866)

  Cash, Beginning of
Year

857

0

0

Cash, End of Year

$
151,520

$
857
$
151,520

  Non-Cash Financing
Activity

       Common stock to be
issued

for properties

$
0

$
0
$
22,500

  Supplemental
Disclosures

Interest paid

$
0

$
0
$
0

Income taxes paid

$
0

$
0
$
0

F5

See notes to consolidated financial statements

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

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

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc. incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions and balances have been eliminated.

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

The Company has a working capital deficit of $133,071 (2004 - $181,388), has accumulated losses during the exploration stage of $385,712 (2004 -
  $292,505), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

F6

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

       SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 2038052 Ontario Inc. All inter-company balances and transactions have been eliminated on consolidation.

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

    (ii) Expenditures, at the average rate of exchange for the year.

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
  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. As at December
  31, 2005, the Company had no accrued liabilities for compliance with environmental regulations.

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

    F7

NEWPORT GOLD, INC.

  (An Exploration Stage Company)

  Notes to Consolidated Financial Statements

  Year Ended December 31, 2005, the Year Ended December 31, 2004 and the
  Period from July 16, 2003 (Inception) to December 31, 2005

  (US Dollars)

3.                SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Basic loss per share

    In accordance with SFAS No. 128 "Earnings Per Share", basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. During the year ended December 31, 2005, the Company had committed to issue 9,815,000 shares.
  As described in note 7, the shares are yet to be issued. These shares have been included in the computation of weighted average number of shares outstanding. The Company had no stock options, warrants or other common stock equivalents outstanding during the year ended December 31, 2005, the year ended December 31, 2004 and the initial period ended December 31, 2003.

    Other comprehensive loss

    The Company has other comprehensive loss arising from foreign currency translation, which is shown as a separate component of stockholders' deficit.

    Asset retirement obligations

The Company has adopted the recommendation regarding asset retirement obligations. The basis of this policy is the recognition of a legal liability for obligations relating to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development, or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset.
    Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

It is possible that the Company's estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

No liability has been recorded as the Company is in the exploration stage on its properties, and accordingly, no environmental disturbances have occurred. There is no effect on prior years as a result of adopting this new recommendation.

F8

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

        FINANCIAL INSTRUMENTS

    Fair value

    The carrying values of cash and accounts payable approximate their fair values because of the short maturity of these financial instruments.

    The fair value of amounts due to related parties cannot be reasonably estimated, as no liquid and active market exists for such related party instruments.

    Interest rate risk

    The Company is not exposed to interest rate risk as the Company has no interest bearing monetary liabilities.

    Credit risk

    The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as this asset is placed with major financial institutions.

    Currency risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

5.           RESOURCE PROPERTIES

On June 18, 2003, the Company entered into an option agreement to acquire nine mineral claims consisting of 47 units, each unit consisting of approximately 25 hectares, title to which is held by an unrecorded warranty deed. The mineral claims are located 25 kilometres northeast of the city of
  Grand Forks, British Columbia, Canada, known as the Burnt Basin mineral claims numbered 393541, 393542, and 393681 to 393687. The option agreement is subject to an underlying agreement dated July 29, 2002 between the property owners and the optionor.

Under the terms of the option agreement, the Company can
  acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totalling 2%), and cash and share payments totalling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (to be issued) (note 7). The Company must also incur exploration expenses totalling $215,000 (Cdn $250,000) over a three-year period, ending June 18,
  2006.

F9

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

5.             RESOURCE PROPERTIES (continued)

The first NSR consists of a 1% NSR payable to the property owner capped at
  $215,000 (Cdn $250,000), that will be provided by making annual $8,600 (Cdn
  $10,000) prepaid NSR payments beginning in September 2003 ($24,010 (Cdn
  $30,000) paid to December 31, 2005). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of
  $430,000 (Cdn $500,000).

To date, the Company has not performed any work on the property other than some mapping and compilation. The Company is presently in the pre-exploration state and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. The Company intends to develop mineral deposits it finds, or enter into a joint venture with another mining company with more experience at that stage of operation.

6.             RELATED PARTY TRANSACTIONS

(a) During the year ended December 31, 2005, the Company was charged
    $9,760 (2004 - $9,479) for investor relations by the son of the president of the Company. As at December 31, 2005, the total balance owing was $48,239
    (2004 - $38,479). The amount owed is without interest or stated terms of repayment and is unsecured.

(b) During the year ended December 31, 2005, the Company was charged
    $12,000 (2004 - $27,000) for geological consulting fees, office costs of
    $3,600 (2004 - $4,486), and travel costs of $2,400 (2004 - $5,857), which were incurred by the Company's president. As at December 31, 2005, the president is owed $108,753 (2004 - $72,463), which amount is due to related party transactions. The amount owed is without interest or stated terms of repayment and is unsecured.

All transactions with related parties are in the normal course of operations and are measured at the exchanged amount, which is the amount of consideration agreed to between the parties.

7.             CAPITAL STOCK

As at December 31, 2004, the Company had received $93,150 towards the issuance of 8,150,000 common shares of the Company. This includes founder's shares of 7,150,000 at a deemed price of $0.001 per share and 1,000,000 shares to be issued at prices ranging from $0.04 to $0.20 under various private placement agreements entered into during the initial period ended December 31,
  2003. The Company also committed to issue 225,000 shares at $0.10 per share towards the acquisition of the Burnt Basin Property (note 5) as of December
  31, 2004.

The Company received an additional $144,000 towards the issuance of
  1,440,000 shares during 2005.

The total of these amounts is included in share subscriptions and are a commitment of the Company to issue a total of 9,815,000 shares. The shares were issued January 11, 2006.

F10

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

  INCOME TAXES

2005

2004

  Income tax benefit
computed at statutory rates

$

(32,802)

$

(33,728)

  Non-deductible
expenses - foreign currency (gain) loss

(2,033)

0

  Unrecognized tax
losses

34,835

33,728

$

0

$

0

The components of the deferred income tax assets are as follows:

2005

2004

    Unused net loss carry forwards in the US at 35%

$

109,197

$

80,858

  Unused cumulative
Canadian exploration and

  development
expenditures at 36%

28,630

22,134

137,827

102,992

Valuation allowance

(137,827)

(102,992)

  Net deferred income
tax assets

$

0

$

0

At December 31, 2005, the Company had net operating losses
  of approximately $109,197, which will expire between 2023 and 2025.

The future benefit of these loss carry-forwards and the resource deductions have not been recorded in these consolidated financial statements as the
  Company estimates that these losses will not likely be realized.

F11

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended December 31, 2005, the Year Ended December 31, 2004 and the Period
from July 16, 2003 (Inception) to December 31, 2005

(US Dollars)

  RECENT ACCOUNTING PRONOUNCEMENTS

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

    FIN 46(R), Consolidation of Variable Interest Entities, applies at different rates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied
  Interpretation 46 prior to issuance of Interpretation 46(R). Application of
  Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required at various dates in 2004 and 2005. There is no impact on the
  Company's consolidated financial statements.

F12

Item 8. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers of the Registrant.

 Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, audit or compensation committee.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name

Age

Positions

Date First Held

  Derek Bartlett
  1 - 336 Queen Street, South
  Mississauga, Ontario
L5H 1M2

64

President, Chief Executive Officer, & Director

   July 18, 2003

  John Arnold
  42 Fox Run Drive
  Guelph, Ontario
N1H 6H9

60

   Treasurer, Acting Chief Financial Officer, and Principal
Accounting Officer

July 18, 2003

  Donald W. Kohls
  1972 South Beech Street
  Lakewood, Colorado
80228-3702

69

Director

July 18, 2003

  Alex Johnston
  1002 API World Tower, Sheikh Zayed Rd.
  P.O. Box 3614
Dubai, United Arab Emirates

55

Director, Promotor

July 18, 2003

  Tyler Bartlett
  1 - 336 Queen Street, South
  Mississauga, Ontario
L5H 1M2

30

Promoter

July 18, 2003

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

Derek Bartlett, President, Chief Executive Officer, Secretary & Director.
Mr. Derek Bartlett has been involved in various capacities with junior mining companies for over forty years. Mr. Derek Barrett currently serves as a director of the following mining and exploration companies listed on the TSX Venture
Exchange: Blue Diamond Mining Corporation, since July 30, 2002 (BDM); Diadem
Resources Ltd., since October 1993 (DIR); Kingsman Resources Inc., formerly known as Braddick Resources Ltd., since 1995 (KSM); Oromin Explorations Ltd., since February 2002 (OLE); Saville Resources Ltd., formerly known as Blue
Emerald Resources Inc., since 1994 (SRE); Waseco Resources Inc., since May 1996
(YWS) and X-Cal Resources Ltd., since November 24, 2003 (XCL). Mr. Derek
Bartlett also formerly served as a director of the following TSX Venture
Exchange listed companies: Fresco Developments Ltd., from December 1993 to
February 2002; Blue Diamond Mining Corporation, formerly known as Blue Ribbon
Resources Ltd., from September 2002 to March 2003 (BDM); Hyperion Resources
Corp., from May 2000 to November 2002; ); Prospex Mining Inc., from April 1997 to July 1999 (PRM), now part of Semfo Inc. (TSE: SMF); Noront Resources Ltd., from April 1993 to April 3, 2003 (NOT); VVC Exploration Corp. from September
2001 to February 2003 (VVC); A.I.S. Resources Limited, from April 1994 to
October 1997(AIS). Mr. Derek Bartlett is a graduate of the University of New
Brunswick (B.Sc. Geology).

John Arnold, Treasurer, Acting Chief Financial Officer, and Principal
Accounting Officer. Mr. Arnold is the proprietor of John M. Arnold, CA,
Management Consultant since 1976. Mr. Arnold currently serves as a director and chief financial officer of the following mining and exploration companies listed on the Toronto Stock Exchange: Queenston Mining Inc. , since 1986 (QMI);
Thundermin Resources Ltd., successor to Joutel Resources Inc., since 1985 (THR);
and X-Cal Resources Ltd., since 1982 (XCL). He also currently serves as a director, chairman and chief financial officer of Normiska Corporation an agricultural products company listed on the TSX Venture Exchange (NCO) since
1997. Mr. Arnold served as a director of United Tex-Sol Mines Inc. , a TSX
Venture Exchange listed mining and exploration company from 1997 to June 23,
2003 when it merged with St. Andrews Goldfields Inc., a Toronto Stock Exchange mining company (SAS). Mr. Arnold is a graduate of the University of Trinity
College (B.A.) and is a Chartered Accountant.

Donald Kohls, Director . Mr. Kohls has been involved in the mining industry over forty years having developed exploration projects in the U.S.A.,
Canada, Brazil, Bolivia, Chile, South Africa, Ireland and Arabia. As Vice
President and Chief Consulting Geologist and Director for fifteen years with
Goldfields Mining Corporation, Mr. Kohls was an instrumental component of founding one of the more successful exploration organizations in the world.
During the twelve years he spent with New Jersey Zinc Mr. Kohls supervised projects for zinc, lead, gold, copper, silver and titanium all over the world and formed exploration companies in Brazil and South Africa. Mr Kohls is a graduate of the University of Minnesota (Ph. D. in Geology).

Alex Johnston, Promoter. Mr. Johnson is the Senior Manager of Global
Private Banking for the Royal Bank Financial Group in Dubai, United Arab
Emirates a position he has held since 2000. He markets value added services and international banking, investment, fund administration and trust services. He joined the Royal Bank in Dubai in 1999. From 1998 to 1999, he worked for the
Equitable International Funds a European financial institution which was located in Dubai. Mr. Johnston is a graduate of Seneca College in Toronto, Ontario. Mr.
Johnston does not have any formal technical training or experience in exploring for, starting, and operating a mining exploration program.

Tyler Bartlett, Promoter. Mr. Tyler Bartlett is the son of Derek
Bartlett, our President and CEO. Mr. Tyler Bartlett is an independent business consultant. The services he has provided includes such things as preparing property and informational disclosure, researching various mining claims and reports of properties, day to day management activities, aiding in property negotiation, and gathering information related to company acquisitions. He has acted in this capacity for a number of public companies since March 1999, and it is in this capacity he is acting for Newport since July 2003 to present. From
March 2002, to June 2002, Mr. Tyler Bartlett was an independent consultant for
Normiska Corp. an agricultural industry company whose shares are quoted on the
TSX Venture Exchange. He aided in property negotiations, implemented investor strategy program, and handled day to day management of company procedures for
Normiska Corp. From March 1999 to June 2002, Mr. Tyler Bartlett was employed in corporate affairs by Braddick Resources Ltd., (nka Kingsman Resources Inc.) a
mining exploration company whose shares are quoted on the TSX Venture Exchange.
Mr. Tyler Bartlett completed three years of Business Management at Ryerson
University in Toronto, ON Canada (1997).

Significant Employees

Newport has no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend to hire independent geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them.
We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

All of the members of our board of directors have extensive experience in the metal exploration and mining industry. Newport is in the start phase and therefore the time requirements to date on the members of our board of directors have been minimal. We expect these time requirements going forward will increase but none of our directors or officers will spend 100% of his time on the business of Newport. Mr. Tyler Bartlett to date has spent and will continue to spend at least 20% of his time on the affairs of Newport. He has visited the property Newport has optioned, negotiated the option agreement, arranged for a geological report on the property and organized Newport's initial seed financing and this prospectus offering.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors or officers have been:

  a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

  convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  found by a court of competent jurisdiction (in a civil action), the
 Securities and Exchange Commission or the Commodity Futures Trading Commission
 to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

Mr. Derek Bartlett, our President, CEO, Secretary and director, and Tyler
Bartlett are father and son, respectively.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and
Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 since our date of incorporation.

SUMMARY COMPENSATION TABLE

  Name and Principal
Position
Year
  Annual
Compensation
  Long
Term Compensation
  All Other
Compensation

Salary
Bonus
  Other Annual
Compensation
Awards
Payouts

  Securities Under
Options/ SARs Granted
  Restricted Shares
or Restricted Share Units
LTIP Payouts

  Derek Bartlett,
President, CEO & Director(1)
  2005
  2004
2003
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  $12,000
  $27,000
$43,636
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil

  John Arnold,
  Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
(2)
  2005
  2004
2003
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil
  Nil
  Nil
Nil

Notes:

(1)

  Mr. Derek Bartlett became a
  director and officer of Newport on the date we were incorporated, July 16,
  2003. Mr. Derek Bartlett charged Newport for 100 days of geological consulting
  (looking at, evaluating and subsequently selecting a property) at CD$ 600.00 per day which translated to US$ 43,636 US. See Note 6 in the audited financials ($45,818-$2,182=$43,636). On going evaluation costs totaled $27,000 for 2004.

(2)

  Mr. Arnold became an officer of
Newport on July 18, 2003.

Stock Options/SAR Grants.

No grants of stock options or stock appreciation rights were made since our date of incorporation July 16, 2003.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors

No cash compensation was paid to our directors for their services as directors since our date of incorporation July 16, 2003. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change
of Control.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 23, 2006 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii)
by each of our directors and executive officers and (iii) by all of our executive officers and directors as a

group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Ownership(1)

Percentage of Class(1)

Common Stock
  Derek Bartlett
  1 - 336 Queen Street, South
  Mississauga, Ontario
L5H 1M2

   50,000
   (Restricted securities as defined in the Securities Act
of 1933)

0.005%

Common Stock
  John Arnold
  42 Fox Run Drive
  Guelph, Ontario
N1H 6H9

   25,000
   (Restricted securities as defined in the Securities Act
of 1933)

0.003%

Common Stock
  Donald W. Kohls
1972 South Beech Street , Lakewood, Colorado 80228-3702

   25,000
   (Restricted securities as defined in the Securities Act
of 1933)

0.003%

Common Stock
  Alex Johnston
  1002 API World Tower, Sheikh Zayed Rd.
  P.O. Box 3614
Dubai, United Arab Emirates

   7,025,000
(Restricted securities as defined in the Securities Act of 1933)

71.57%

Common Stock
  Tyler Bartlett
  1 - 336 Queen Street, South
  Mississauga, Ontario
L5H 1M2

0

0%

Common Stock
  All officers and directors as a
  group
(4 persons).

   7,125,000
   (Restricted securities as defined in the Securities Act
of 1933)

72.59%

Notes:

(1)
  Based on 9,815,000
  shares of common stock issued and outstanding as of March 23, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of Newport's securities which may result in a change in control of Newport.

Item 12. Certain Relationships and Related
Transactions

On July 18, 2003, we committed a total of 50,000 shares of restricted common stock to Mr. Derek Bartlett and on July 18, 2003, we committed a total of 50,000 shares of restricted common stock to Messrs. Arnold and Kohls who are officers and directors of our company. The shares were acquired for a total cash consideration of $100 or $0.001 per share.

Since inception, Mr. Derek Bartlett has invoiced Newport for $75,818 for geological consulting fees, $8,922 for office costs and $4,131 for travel costs.
The break-down is as follows:

  Derek Bartlett's fee for 2003 consisted of 100 days for $43,636 for work on projects researched outside of the Burnt Basin group. Fee for the latter property totaled $2,182 for a total fee of $45,818. Travel was $1,529 and office expenses were $4,298 for 2003. For 2004 travel was $2,502 and office expenses were 3,724.

  Derek Bartlett's fee for 2004 consisted of consulting fees of $3,500/month for 6 months to June 30/04 and $1,000/month for the 6 months ending December
 31/04 for an annual total fee of $27,000.

  Derek Bartlett's fee for 2005 consisted of $12,000 based on $1,000 per month for 12 months.

Since inception these fees total $82,636. The majority of these fees were for detailed research of all previous exploration done on the various properties researched.

This foregoing amount is treated as non-interest bearing demand loan. There is no documents reflecting this arrangement and repayment is not due on a specific date. Mr. Derek Bartlett will accept repayment from Newport when money is available. Newport plans to repay the loan from the proceeds of this offering provided that it raises the maximum amount.

Mr. Derek Bartlett provided the geological consulting services to Newport in connection with locating mineral claims which he believed had potential. In doing so, he researched numerous properties and property proposals for selection calling, traveling and meeting with mining claim and property holders in
Vancouver, British Columbia, Toronto, Ontario and other regions in Canada and the US. Where warranted he visited potential properties. Mr. Derek Bartlett made a field visit to the Burnt Basin Property prior to the selection of this property. Mr. Derek Bartlett has extensive experience in the mining exploration industry and holds a B.SC. degree in Geology from the University of New
Brunswick. Mr. Derek Bartlett did not hold a personal interest in any of the properties reviewed on behalf of Newport including the Burnt Basin Property.

Newport retained the services of the President's son, Mr. Tyler Bartlett, as an independent consultant. Mr. Tyler Bartlett charged Newport $ 29,000 in 2003,
$ 9,000 in 2004, and $ 6,000 in 2005 for his services. Mr. Tyler Bartlett was paid $29,000 or $4,142 per month for seven months of work in 2003. On January 1,
2004, his fee dropped to $1,000 a month and in July to $500 per month for a total of $9,000 for the year 2004 and $6,000 for 2005. Mr. Tyler Bartlett provided office and other assistance to Mr. Derek Bartlett. His services included placing and answering calls on Mr. Derek Bartlett's behalf in sourcing potential mining claims or properties for Newport. He also assisted Mr. Derek
Bartlett's preliminary review of materials presented on potential mining claims or properties by drafting and typing summaries for Mr. Derek Bartlett, initial term sheets and correspondence etc. Mr. Tyler Bartlett also conducted additional research on different mining claims and properties identified in the south eastern area of British Columbia by reviewing the public mining records and other public and non-public information available for historic gold exploration areas and properties being investigated beyond the preliminary stage. Part of his office duties was to organize the materials necessary to prepare Newport's prospectus. Mr. Tyler Bartlett also provided Newport with management services for day to day matters, including for a time banking services through his company Bartex Resources.

The provision of investor relations is somewhat inaccurate at this time. Mr.
Tyler Bartlett has had no contact with any potential subscribers. Mr. Tyler
Bartlett's services to Newport have been limited to assisting Mr. Derek Bartlett sourcing potential mining claims or properties for Newport by calling and being available to receive phone calls from various geologists and other individuals
Messrs. Tyler and Derek Bartlett knew/know in the mining exploration industry and reviewing preliminary materials presented on potential mining claims or properties. Mr. Tyler Bartlett also drafted and typed the summaries prepared for each property reviewed, the initial term sheet for the acquisition of the mining claims, and eventual option agreement entered into by Newport for the Burnt
Basin Property. Mr. Tyler Bartlett also did additional research on different mining claims and properties identified in the south eastern area of British
Columbia by reviewing the public mining records and other public and non-public information available on historic gold exploration areas beyond the preliminary stage. Mr. Tyler Bartlett was also responsible for organizing the materials necessary to prepare this offering, reviewing various drafts for typos and missing information and following up with audit and legal counsel. Mr. Tyler
Bartlett also provided Newport with management services for day to day matters, including, for a time, banking services through his company Bartex Mineral
Resources Corp. Mr. Tyler Bartlett is not a director, officer or an employee of
Newport. Going forward, it is expected Mr. Tyler Bartlett will be assist Newport in drafting and typing of press releases, preparing Newport's ongoing regulatory filings, maintaining a website for Newport and basic office services.

Messrs. Derek Bartlett, John Arnold, Donald Kohls and Tyler Bartlett are each involved with several other mining exploration companies. As a result, a conflict of interest between Newport and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.

Derek Bartlett, as specified earlier, being a graduate geologist with 40 years in the mining business is able to interpret various technical reports, maps, etc. to a level and degree that a non-technical person could not achieve.
This interpretation includes but is not limited to geologic, geophysical, geochemical and economic date. Far more time is required in this type of interpretation and generally involves numerous reports, maps, etc.

Tyler Bartletts basic knowledge of the mining/exploration business is extensive for a non-technical person and he can apply an initial screen of properties on basic or general information. Tyler is able to provide assistance in researching large regional areas for potential projects in addition to the banking and office functions he is adept at.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits.

Exhibit Number

Exhibit Title

3.1

  Articles of Incorporation
  (incorporated by reference from our Form SB-1 Registration Statement, filed
June 8, 2005)

3.2

  Bylaws (incorporated by reference
from our Form SB-1 Registration Statement, filed June 8, 2005)

10.1

  Burnt Basin mineral claims
  (incorporated by reference from our Form SB-1 Registration Statement, filed
June 8, 2005)

10.2

  Option Agreement to Acquire Burnt
  Basin Mineral Claims (incorporated by reference from our Form SB-1
Registration Statement, filed June 8, 2005)

10.3

  Waiver letter (incorporated by
reference from our Form SB-1 Registration Statement, filed June 8, 2005)

21

  List of Subsidiaries (incorporated
by reference from our Form SB-1 Registration Statement, filed June 8, 2005)

31.1

Section 906 Certificate of CEO

31.2

       Section 906 Certificate of CFO

32

  Section 302 Certificate of CEO
and CFO

99.1

  Technical Report on the Burnt
  Basin Property dated July 18, 2003 (incorporated by reference from our Form
SB-1 Registration Statement, filed June 8, 2005)

Reports of Form 8-KReports of Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2005 and December 31, 2004,
Pannell Kerr Forster, (registered with the PCAOB as "Smythe Ratcliffe"), provided various audit, audit related and non-audit services to us as follows:

December 31, 2005

   December 31,
2004

Audit and audit related service fees

$ 8,000

$ 8,000

Non-audit service fees

$ 300

$ 0

$ 8,300

$ 8,000

The non-audit services in 2005 consisted solely of assistance in the preparation and filing of corporate tax returns for Newport Gold, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2006

NEWPORT GOLD, INC.

BY:

/s/ Derek Bartlett

__________________________________

Derek Bartlett

President, Chief Executive Officer, Secretary

and a member of the Board of Directors

/s/ John Arnold

__________________________________

John Arnold

Treasurer, Acting Chief Financial Officer, and

Principal Accounting Officer