Form 10QSB
period 2006-03-31
Newport Gold, Inc.
filed 2006-05-25
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 333-115550

NEWPORT GOLD, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	N/A (I.R.S. Employer I.D. No.)
220- 1495 Ridgeview Drive, Reno, Nevada 89509 (Address of principal executive offices)
(905) 542-4990 (Issuer's telephone number)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check m ark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]  Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,375,000 common shares issued and outstanding as of May 18, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Newport Gold, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB and filed with the SEC on April 11, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	March 31,	December
	2006	31, 2005
		(Audited)
ASSETS
Current
Cash	$ 73,674	$ 151,520
Subscriptions receivable	156,000	-
Prepaid expenses	435	435

Total Current Assets	230,109	151,955

Fixed - at Cost
Computer equipment	5,034	-
Less - Accumulated depreciation	(378)	-

Net Fixed Assets	4,656	-

TOTAL ASSETS	$ 234,765	$ 151,955

LIABILITIES
Current
Accounts payable	$ 114,057	$ 128,034
Due to related parties	192,356	156,992

Total Liabilities	306,413	285,026

STOCKHOLDER EQUITY
Common shares, 100,000,000 authorized, par value $.001
- issued and outstanding, 9,815,000(December 31, 2004, 0)	9,815	-

Common stock issuable(1,560,000, December 31, 2004,
9,815,000)	1,560	9,815
Additional paid in capital	404,275	249,835
Deficit accumulated during exploration stage	(480,289)	(385,712)
Comprehensive loss	(7,009)	(7,009)

Total Stockholder Equity	(71,648)	(133,071)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 234,765	$ 151,955

The accompanying notes are an integral part of these financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Operations
(Unaudited)

			Cumulative
			From
			July13, 2003
	Three Months Ended		(Inception)
	March 31,		to March 31,
	2006	2005	2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	15,866	3,508	100,902
Investor relations	-	2,400	103,166
Expenditures on resource property	-	-	79,529
General and administrative	17,978	2,102	53,323
Salaries	59,000	-	59,000
Geological consulting fees	1,355	3,000	83,991
Depreciation	378	-	378

Total Operating Costs	94,577	11,010	480,289

Operating Loss	(94,577)	(11,010)	(480,289)

Comprehensive Loss	-	-	(7,009)

Net Loss	$ (94,577)	$ (11,010)	$ (487,298)

Loss Per Share	$ (0.001)	$ -

Weighted Average Number of Shares
Outstanding	9,815,000	-

The accompanying notes are an integral part of these financial statements

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Cash Flows
(Unaudited)

			Cumulative
			From
			July13, 2003
	Three Months Ended		(Inception)
	March 31,		to March 31,
	2006	2005	2006
Cash Flow From Operating Activities
Net loss	$ (94,577)	$ (11,010)	$ (487,298)
Items not involving cash
Depreciation	378	-	378
Shares issued for expenditure on
resource property	-	-	22,500
Changes in assets and liabilities
Prepaid expenses		422	(435)
Accounts payable	(13,977)	(3,771)	114,057

Cash Used In Operating Activities	(108,176)	(14,359)	(350,798)

Cash Flow From Financing Activities
Cash received from share subscriptions	-	-	237,150
Due to related parties	35,364	20,500	192,356

Cash Provided By Financing Activities	35,364	20,500	429,506

Cash Flow From Investing Activities
Purchase of computer equipment	(5,034)	-	(5,034)

Cash Used In Investing Activities	(5,034)	-	(5,034)

Net Change In Cash	(77,846)	6,141	73,674

Cash and equivalents, beginning of period	151,520	435	-

Cash and equivalents, end of period	$ 73,674	$ 6,576	$ 73,674

The accompanying notes are an integral part of these financial statements

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements

March 31, 2006

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

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc. incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions and balances have been eliminated.

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

The Company has a working capital deficit of $76,304 (2005 - $192,398), has accumulated losses during the exploration stage of $480,289 (2005 - $303,515), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)

Basic loss per share

In accordance with SFAS No. 128 "Earnings Per Share", basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. The Company had no stock options, warrants or other common stock equivalents outstanding during the three months ended March 31, 2006 and the year ended December 31, 2005.

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

(h)

Recent accounting pronouncements

In December  2004,  the FASB issued SFAS No.152,  "Accounting  for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate",  to reference the financial  accounting  and reporting guidance for real estate time-sharing  transactions that is provided in AICPA  Statement of Position  (SOP) 04-2,  "Accounting  for Real Estate Time-Sharing   Transactions".   SFAS  152  also  amends  SFAS  No.  67, "Accounting  for Costs and  Initial  Rental  Operations  of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate  projects does not apply to real estate time-sharing  transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for  financial  statements  for fiscal years  beginning  after June 15, 2005, with earlier  application  encouraged.  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be  significant  if  any,  to the  Company's  overall  results  of operations or financial  position since the Company does not enter into such transactions.

In  December  2004,   the  FASB  issued  SFAS  No.153,   "Exchanges  of Non monetary  Assets, an amendment of APB Opinion No. 29, Accounting for Non monetary Transactions." The amendments made by SFAS 153 are based on the principle that  exchanges of non-monetary  assets should be measured based  on  the  fair  value  of  the  assets  exchanged.  Further,  the amendments eliminate the narrow exception for non-monetary  exchanges of similar  productive  assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial  substance. Previously,  Opinion 29 required that the accounting for an exchange of a  productive  asset for a similar  productive  asset or an  equivalent interest in the same or similar productive asset should be based on the recorded  amount of the asset  relinquished.  Opinion  29  provided  an exception to its basic measurement principle (fair value) for exchanges of  similar  productive  assets.  That  exception  required  that  some non-monetary  exchanges,   although  commercially  substantive,   to  be recorded on a carryover  basis.  By focusing the exception on exchanges that lack commercial substance,  the FASB believes SFAS No.153 produces financial  reporting that more  faithfully  represents the economics of the  transactions.  SFAS  No.153 is  effective  for  non-monetary  asset exchanges  occurring in fiscal periods  beginning  after June 15, 2005.  Earlier  application  is  permitted  for  non-monetary  asset  exchanges occurring in fiscal periods  beginning after the date of issuance.  The provisions of SFAS No.153 shall be applied  prospectively.  The Company has  evaluated  the impact of the  adoption  of SFAS 153,  and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In  December  2004,  the  FASB  issued  SFAS  No.123   (revised  2004), "Share-Based  Payment"  ("SFAS  123(R)").   SFAS  123(R)  will  provide investors  and other users of financial  statements  with more complete and neutral  financial  information by requiring that the  compensation cost  relating to  share-based  payment  transactions  be recognized in financial  statements.  That  cost will be  measured  based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based  compensation  arrangements including share options,  restricted  share  plans,   performance-based  awards,  share appreciation  rights,  and employee share purchase  plans.  SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based  Compensation",  and supersedes  APB  Opinion  No.  25,  "Accounting  for  Stock  Issued  to Employees".  SFAS 123, as  originally  issued in 1995,  established  as preferable a  fair-value-based  method of  accounting  for  share-based payment transactions with employees.  However, that Statement permitted entities the option of  continuing to apply the guidance in Opinion 25, as long as the  footnotes to financial  statements  disclosed  what net income would have been had the preferable  fair-value-based method been used.  Public  entities  (other  than  those  filing as small  business issuers)  will be required to apply SFAS 123(R) as of the first interim or annual  reporting  period  that  begins  after June 15,  2005.  This pronouncement is effective for the Company, a small business issuer, as of the first  interior  annual  reporting  period  that  begins  after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R),  and does not believe the impact will be significant to the Company's overall results of operations or financial

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

4.

FINANCIAL INSTRUMENTS

(a)

Fair value

The carrying values of cash, accounts payable and amounts due to related parties approximate their fair values because of the short maturity of these financial instruments.

(b)

Interest rate risk

The Company is not exposed to interest rate risk as the Company has no interest bearing monetary liabilities.

(c)

Credit risk

The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as this asset is placed with major financial institutions.

(d)

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

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (note 7). The Company must also incur exploration expenses totaling $215,000 (Cdn $250,000) over a three-year period.

The first NSR consists of a 1% NSR payable to Mr. Carson capped at $215,000 (Cdn $250,000), that will be provided by making annual $8,600 (Cdn $10,000) prepaid NSR payments beginning in September 2003

($24,010 (Cdn $30,000) paid to December 31, 2005). A further 1% NSR is payable to Mr. Baran. One-half of the 1% NSR to Mr. Baran may be bought out for the sum of $430,000 (Cdn $500,000).

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

6.

RELATED PARTY TRANSACTIONS

(a)

During the three months ended March 31, 2006, the Company had the following transactions in the ordinary course of its business with related parties:

Salaries

Paid to officers, directors and related persons

$ 59,000

Rent

Paid to an officer for use of premises

     2,597

7.

DUE TO RELATED PARTIES

Amounts due to shareholders and related individuals are unsecured, non-interest bearing and have no fixed terms of repayment.

8.

CAPITAL STOCK

During the three months ended March 31, 2006, 3 new shareholders subscribed for 1,560,000 shares at $0.10 per share.  The receipt of monies and the issuance of stock took place after March 31, 2006.

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

Newport is currently completing a Prospectus offering as filed with the SEC in the Form SB-1, as amended, on June 8, 2005, ("Prospectus") to raise funds for exploration efforts. Under the Prospectus, Newport has offered 3,000,000 shares of common stock, par value $0.001 for the price of $0.10 per share.

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

Off-balance sheet arrangements

As of March 31, 2006, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the three months ended March 31, 2006 was $(94,577) compared to ($11,010) for the three month period ending March 31, 2005.

Most of the loss for the current period is due to salaries charged by officers, directors and related persons totaling $59,000.  General and administrative expenses were $17,978 compared to $2,102 for the same three month period ended March 31, 2005 and includes rent charged by an officer of $2,597, office and general expenses of $3,539, foreign exchange of $2,412 and travel and promotion of $6,578.

Liquidity and Capital Resources Liquidity

As of March 31, 2006 the Company had total cash on hand of $73,674, and prepaid expenses of $435. Newport also had $306,413 in liabilities of which $192,356 is owed due to related parties and $114,057 is owed for Accounts Payable.

Recent Accounting Pronouncements

In December  2004,  the FASB issued SFAS No.152,  "Accounting  for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate",  to reference the financial  accounting  and reporting guidance for real estate time-sharing  transactions that is provided in AICPA  Statement of Position  (SOP) 04-2,  "Accounting  for Real Estate Time-Sharing   Transactions".   SFAS  152  also  amends  SFAS  No.  67, "Accounting  for Costs and  Initial  Rental  Operations  of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate  projects does not apply to real estate time-sharing  transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for  financial  statements  for fiscal years  beginning  after June 15, 2005, with earlier  application  encouraged.  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be  significant  if  any,  to the  Company's  overall  results  of operations or financial  position since the Company does not enter into such transactions.

In  December  2004,   the  FASB  issued  SFAS  No.153,   "Exchanges  of Non monetary  Assets, an amendment of APB Opinion No. 29, Accounting for Non monetary Transactions." The amendments made by SFAS 153 are based on the principle that  exchanges of nonmonetary  assets should be measured based  on  the  fair  value  of  the  assets  exchanged.  Further,  the amendments eliminate the narrow exception for nonmonetary  exchanges of similar  productive  assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial  substance. Previously,  Opinion 29 required that the accounting for an exchange of a  productive  asset for a similar  productive  asset or an  equivalent interest in the same or similar productive asset should be based on the recorded  amount of the asset  relinquished.  Opinion  29  provided  an exception to its basic measurement principle (fair value) for exchanges of  similar  productive  assets.  That  exception  required  that  some nonmonetary  exchanges,   although  commercially  substantive,   to  be recorded on a carryover  basis.  By focusing the exception on exchanges that lack commercial substance,  the FASB believes SFAS No.153 produces financial  reporting that more  faithfully  represents the economics of the  transactions.  SFAS  No.153 is  effective  for  nonmonetary  asset exchanges  occurring in fiscal periods  beginning  after June 15, 2005.  Earlier  application  is  permitted  for  nonmonetary  asset  exchanges occurring in fiscal periods  beginning after the date of issuance.  The provisions of SFAS No.153 shall be applied  prospectively.  The Company has  evaluated  the impact of the  adoption  of SFAS 153,  and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In  December  2004,  the  FASB  issued  SFAS  No.123   (revised  2004), "Share-Based  Payment"  ("SFAS  123(R)").   SFAS  123(R)  will  provide investors  and other users of financial  statements  with more complete and neutral  financial  information by requiring that the  compensation cost  relating to  share-based  payment  transactions  be recognized in financial  statements.  That  cost will be  measured  based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based  compensation  arrangements

including share options,  restricted  share  plans,   performance-based  awards,  share appreciation  rights,  and employee share purchase  plans.  SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based  Compensation",  and supersedes  APB  Opinion  No.  25,  "Accounting  for  Stock  Issued  to Employees".  SFAS 123, as  originally  issued in 1995,  established  as preferable a  fair-value-based  method of  accounting  for  share-based payment transactions with employees.  However, that Statement permitted entities the option of  continuing to apply the guidance in Opinion 25, as long as the  footnotes to financial  statements  disclosed  what net income would have been had the preferable  fair-value-based method been used.  Public  entities  (other  than  those  filing as small  business issuers)  will be required to apply SFAS 123(R) as of the first interim or annual  reporting  period  that  begins  after June 15,  2005.  This pronouncement is effective for the Company, a small business issuer, as of the  first  interior  annual  reporting  period  that  begins  after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

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

ITEM 3: CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this Report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.  The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the three months ended March 31, 2006, nor did Newport Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

Not applicable

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.

Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.1	Burnt Basin mineral claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.2	Option Agreement to Acquire Burnt Basin Mineral Claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.3	Waiver letter (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
21	List of Subsidiaries (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Gold, Inc.	Newport Gold, Inc.
/s/ Derek Bartlett	/s/ John Arnold
Derek Bartlett President, Chief Executive Officer, Secretary and a member of the Board of Directors	John Arnold Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date: May 23, 2006	Date: May 23, 2006

EXHIBIT 31.1

CERTIFICATIONS

I, Derek Bartlett, certify that:

1.

I have reviewed this 10-QSB of Newport Gold, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 23, 2006	/s/ Derek Bartlett
Derek Bartlett, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, John Arnold, certify that:

1.

I have reviewed this 10-QSB of Newport Gold, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 23, 2006	/s/ John Arnold
John Arnold, Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Newport Gold, Inc., a Nevada corporation (the "Company"), does hereby certify, [to such officer's knowledge], that:

The Form 10-QSB for the three-month period ended March 31, 2006 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2006	/s/ Derek Bartlett
Derek Bartlett, Chief Executive Officer

Dated: March 31, 2006	/s/ John Arnold
John Arnold, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.