Form 10QSB
period 2006-06-30
Newport Gold, Inc.
filed 2006-08-15
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006 Commission File Number 333-115550

NEWPORT GOLD, INC.
---------------------------------------------------------
(Exact name of Registrant as specified in its charter)
Nevada	N/A
(State of Incorporation)	I.R.S. Employer Identification Number

220- 1495 Ridgeview Drive, Reno, Nevada 89509
----------------------------------------------------
(address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (905) 542-4990
----------------------------------------------------------------
(Former name, address or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x       No

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

11,375,000 common shares issued and outstanding as of August 3, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Newport Gold, Inc.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB and filed with the SEC on April 11, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets Presented in US$
(Unaudited)

	JUNE 30,	December
	2006	31, 2005
		(Audited)
ASSETS
Current
Cash	$ 136,110	$ 151,520
Prepaid expenses	20,435	435

Total Current Assets	156,545	151,955

Fixed - at Cost
Computer equipment	5,034	-
Less - Accumulated depreciation	(755)	-

Net Fixed Assets	4,279	-

TOTAL ASSETS	$ 160,824	$ 151,955

LIABILITIES
Current
Accounts payable	$ 130,671	$ 128,034
Due to related parties (note 4)	191,644	156,992

Total Liabilities	322,315	285,026

STOCKHOLDER EQUITY
Common shares, 100,000,000 authorized, par value $.001
- issued and outstanding, 11,375,000(December 31, 2005, 0)	11,375	-

Common stock issuable(December 31, 2005 - 9,815,000)	-	9,815

Additional paid in capital	404,275	249,835
Deficit accumulated during exploration stage	(570,132)	(385,712)
Comprehensive loss	(7,009)	(7,009)

Total Stockholder Equity	(161,491)	(133,071)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 160,824	$ 151,955

The accompanying notes are an integral part of these financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Operations Presented in US$
(Unaudited)

					Cumulative
					From
					July13, 2003
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2006	2005	2006	2005	2006

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	6,553	4,489	22,419	7,997	107,455
Investor relations	13,390	2,400	13,390	4,800	116,556
Expenditures on resource property	-	2,800	-	2,800	79,529
General and administrative	8,228	2,050	26,206	4,152	61,551
Salaries	51,000	-	110,000	-	110,000
Geological consulting fees	10,295	3,000	11,650	6,000	94,286
Depreciation	377	-	755	-	755

Total Operating Costs	89,843	14,739	184,420	25,749	570,132

Operating Loss	(89,843)	(14,739)	(184,420)	(25,749)	(570,132)

Comprehensive Loss	-	-	-	-	(7,009)

Comprehensive Loss	$ (89,843)	$ (14,739)	$ (184,420)	$ (25,749)	$ (577,141)

Loss Per Share	$ (0.01)	$ -	$ (0.02)	$ -

Weighted Average Number of Shares
Outstanding	9,815,000	-	9,815,000	-

The accompanying notes are an integral part of these financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholder Equity Presented in US$
From January 1, 2005 to June 30, 2006
(Unaudited)

			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance - January 1, 2005	-	$ 115,650	$ -	$ (4,533)	$ (292,505)	$ (181,388)

Cash received for stock to be issued	-	144,000	-	-	-	144,000

Foreign currency adjustment	-	-	-	(2,476)	-	(2,476)

Net Loss	-	-	-	-	(93,207)	(93,207)

Balance - December 31, 2005	-	259,650	-	(7,009)	(385,712)	(133,071)

Common stock issued	9,815,000	(249,835)	249,835	-	-	-

Common stock issued for cash	1,560,000	1,560	154,440	-	-	156,000

Net loss	-	-	-	-	(184,420)	(184,420)

Balance - June 30, 2006	11,375,000	$ 11,375	$ 404,275	$ (7,009)	$ (570,132)	$ (161,491)

The accompanying notes are an integral part of these financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Cash Flows Presented in US$
(Unaudited)

			Cumulative
			From
			July13, 2003
	Six Months Ended		(Inception)
	June 30,		to June 30,
	2006	2005	2006

Cash Flow From Operating Activities
Net loss	$(184,420)	$ (25,749)	$ (577,141)
Items not involving cash
Depreciation	755	-	755
Shares issued for expenditure on
resource property	-	-	22,500
Changes in assets and liabilities
Prepaid expenses	(20,000)	422	(20,435)
Accounts payable	2,637	729	130,671

Cash Used In Operating Activities	(201,028)	(24,598)	(443,650)

Cash Flow From Financing Activities
Cash received from share subscriptions	156,000	-	393,150
Due to related parties	34,652	30,739	191,644

Cash Provided By Financing Activities	190,652	30,739	584,794

Cash Flow From Investing Activities
Purchase of computer equipment	(5,034)	-	(5,034)

Cash Used In Investing Activities	(5,034)	-	(5,034)

Net Change In Cash	(15,410)	6,141	136,110

Cash and equivalents, beginning of period	151,520	435	-

Cash and equivalents, end of period	$ 136,110	$ 6,576	$ 136,110

The accompanying notes are an integral part of these financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
June 30, 2006

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

  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2005 Form 10-KSB.

  In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2006 and December 31, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a working capital deficit of $165,770 (December 31, 2005 - $133,071), has accumulated losses during the exploration stage of $570,132 (December 31, 2005 - $385,712), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.
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

  Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock. The Company must also incur exploration expenses totaling $215,000 (Cdn $250,000) over a three-year period.

  The first NSR consists of a 1% NSR payable to Mr. Carson capped at $215,000 (Cdn $250,000), that will be provided by making annual $8,742 (Cdn $10,000) prepaid NSR payments beginning in September 2003 ($26,226 (Cdn $30,000) paid to December 31, 2005). A further 1% NSR is payable to Mr. Baran. One-half of the 1% NSR to Mr. Baran may be bought out for the sum of $437,101 (Cdn $500,000).

  At June 30, 2006, we have not performed any work on our property other than some mapping and compilation. We are presently in the pre-exploration state and there is no assurance that a commercially viable mineral deposit exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find ourselves, if any, or enter into a joint venture with another mining company with more experience at that stage of operation.

  RELATED PARTY TRANSACTIONS
    During the six months ended June 30, 2006, the Company had the following transactions in the ordinary course of its business with related parties:

Salaries

Paid to officers, directors and related persons $ 110,000

Rent

Paid to an officer for use of premises 2,597
  DUE TO RELATED PARTIES

  Amounts due to shareholders and related individuals are unsecured, non-interest bearing and have no fixed terms of repayment.

  CAPITAL STOCK

During the six months ended June 30, 2006, 1,560,000 shares at $0.10 per share for total gross proceeds of $156,000 was issued to 3 new shareholders.

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

Off-balance sheet arrangements

As of June 30, 2006, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the six months ended June 30, 2006 was $(184,420) compared to ($25,749) for the six month period ending June 30, 2005.

Most of the loss for the current period is due to salaries charged by officers, directors and related persons totaling $110,000. General and administrative expenses were $26,206 compared to $4,152 for the same six month period ended June 30, 2005 and includes rent charged by an officer of $2,597, office and general expenses of $2,822, foreign exchange of $5,668, travel and promotion of $8,768 and miscellaneous expenses of $5,415.

Liquidity and Capital Resources Liquidity

As of June 30, 2006 the Company had total cash on hand of $136,110, and prepaid expenses of $20,435. Newport also had $322,315 in liabilities of which $191,644 is owed to related parties and $130,671 is owed for Accounts Payable.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("FAS 154"), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods' financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

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

ITEM 3: CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of August 14, 2006) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the six months ended June 30, 2006, nor did Newport Commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Newport Gold, Inc.	Newport Gold, Inc.
/s/ Derek Bartlett	/s/ John Arnold
Derek Bartlett President, Chief Executive Officer, Secretary and a member of the Board of Directors	John Arnold Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date: August 14, 2006	Date: August 14, 2006