Form 10QSB
period 2006-09-30
Newport Gold, Inc.
filed 2006-11-17
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006 Commission File Number 333-115550

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Newport Gold, Inc.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2005, in the Form 10KSB and filed with the SEC on April 11, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
U.S. Dollars

	SEPTEMBER	December
	30, 2006	31, 2005
	(Unaudited)
ASSETS
Current
Cash	$ 80,943	$ 151,520
Prepaid expenses	40,435	435

Total Current Assets	121,378	151,955

Fixed - at Cost
Computer equipment	5,034	-
Less - Accumulated depreciation	(1,132)	-

Net Fixed Assets	3,902	-

TOTAL ASSETS	$ 125,280	$ 151,955

LIABILITIES
Current
Accounts payable	$ 133,632	$ 128,034
Due to related parties	193,578	156,992

Total Liabilities	327,210	285,026

STOCKHOLDERS' EQUITY (DEFICIT)
Common shares, 100,000,000 authorized, par value $.001
- issued and outstanding, 11,375,000 (December 31, 2005, 0)	11,375	-

Common stock issuable (December 31, 2005 - 9,815,000)	-	9,815

Additional paid in capital	404,275	249,835
Deficit accumulated during exploration stage	(607,278)	(385,712)
Comprehensive loss	(10,302)	(7,009)

Total Stockholders' Equity(Deficit)	(201,930)	(133,071)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 125,280	$ 151,955

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Operations
(Unaudited) U.S. Dollars

					Cumulative
					From
					July13, 2003
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		to Sept 30,
	2006	2005	2006	2005	2006

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	13,334	2,551	35,753	10,548	120,789
Investor relations	-	3,300	13,390	8,100	116,556
Expenditures on resource property	-	-	-	2,800	79,529
General and administrative	14,034	1,320	34,572	5,472	69,917
Salaries	-	-	110,000	-	110,000
Geological consulting fees	15,069	3,000	26,719	9,000	109,355
Depreciation	377	-	1,132	-	1,132

Total Operating Costs	42,814	10,171	221,566	35,920	607,278

Operating Loss	(42,814)	(10,171)	(221,566)	(35,920)	(607,278)

Comprehensive Income(Loss)	2,375	-	(3,293)	-	(10,302)

Net Loss	$ (40,439)	$ (10,171)	$ (224,859)	$ (35,920)	$ (617,580)

Loss Per Share	$ (0.01)	$ -	$ (0.02)	$ -

Weighted Average Number of Shares
Outstanding	11,375,000	-	11,375,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity(Deficit)
From January 1, 2005 to September 30, 2006
(Unaudited) U.S. Dollars

			Additional	Other
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance - January 1, 2005	-	$ 115,650	$ -	$ (4,533)	$ (292,505)	$ (181,388)

Cash received for stock to be issued	-	144,000	-	-	-	144,000

Foreign currency adjustment	-	-	-	(2,476)	-	(2,476)

Net Loss	-	-	-	-	(93,207)	(93,207)

Balance - December 31, 2005	-	259,650	-	(7,009)	(385,712)	(133,071)

Common stock issued	9,815,000	(249,835)	249,835	-	-	-

Common stock issued	1,560,000	1,560	154,440	-	-	156,000

Foreign currency adjustment	-	-	-	(3,293)	-	(3,293)

Net loss	-	-	-	-	(221,566)	(221,566)

Balance - September 30, 2006	11,375,000	$ 11,375	$ 404,275	$ (10,302)	$ (607,278)	$ (201,930)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Interim Statement of Cash Flows
(Unaudited) U.S. Dollars

			Cumulative
			From
			July13, 2003
	Nine Months Ended		(Inception)
	September 30,		to Sept 30,
	2006	2005	2006

Cash Flow From Operating Activities
Net loss	$(224,859)	$ (35,920)	$ (617,580)
Items not involving cash
Depreciation	1,132	-	1,132
Shares issued for expenditure on
resource property	-	-	22,500
Changes in assets and liabilities
Prepaid expenses	(40,000)	422	(40,435)
Accounts payable	5,598	5,229	133,632

Cash Used In Operating Activities	(258,129)	(30,269)	(500,751)

Cash Flow From Investing Activities
Purchase of computer equipment	(5,034)	-	(5,034)

Cash Used In Investing Activities	(5,034)	-	(5,034)

Cash Flow From Financing Activities
Cash received from share subscriptions	156,000	-	393,150
Due to related parties	36,586	31,494	193,578

Cash Provided By Financing Activities	192,586	31,494	586,728

Net Change In Cash	(70,577)	1,225	80,943

Cash, beginning of period	151,520	435	-

Cash, end of period	$ 80,943	$ 1,660	$ 80,943

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2006
(Unaudited)
U.S. Dollars

  OPERATIONS AND BASIS OF PRESENTATION

  Newport Gold, Inc. (the "Company") was incorporated under the laws of Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise and therefore the Company is considered to be in the exploration stage.

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

The Company has a working capital deficit of $205,832 (2005 - $217,308), has accumulated losses during the exploration stage of $607,278 (2005 - $328,425), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

  RELATED PARTY TRANSACTIONS
    During the nine months ended September 30, 2006, the Company had the following transactions in the ordinary course of its business with related parties:

Salaries
 Paid to officers, directors and related persons $ 110,000

Rent
 Paid to an officer for use of premises 2,597

  DUE TO RELATED PARTIES

  Amounts due to shareholders and related individuals are unsecured, non-interest bearing and have no fixed terms of repayment.

  CAPITAL STOCK

During the three months ended March 31, 2006, 3 new shareholders subscribed for 1,560,000 shares at $0.10 per share. During the three months ended June 30, 2006 the aforementioned common stock was issued.

Subsequent to the nine months ended September 30, 2006, 700,000 shares were issued at $0.10 per share under a Regulation S exemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operations" of Newport is incorporated by reference from the Newport's Form SB-1, as amended, filed with the SEC on June 8, 2005.

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

Off-balance sheet arrangements

As of September 30, 2006, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the nine months ended September 30, 2006 was $(224,859) compared to ($35,920) for the nine month period ending September 30, 2005.

Most of the loss for the current period is due to salaries charged by officers, directors and related persons totaling $110,000. General and administrative expenses were $34,572 compared to $5,472 for the same nine month period ended September 30, 2005 and includes rent charged by an officer of $2,597, office and general expenses of $2,822, travel and promotion of $22,350 and miscellaneous expenses of $6,803.

Liquidity and Capital Resources Liquidity

As of September 30, 2006 the Company had total cash on hand of $80,943, and prepaid expenses of $40,435. Newport also had $327,210 in liabilities of which $193,578 is owed to related parties and $133,632 is owed for accounts payable.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("FAS 154"), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods' financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statement in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 will be effective for our fiscal year beginning January 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS 158"). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for a plan's under-funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our fiscal year ending December 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for our fiscal year ending December 31, 2009. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

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

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the nine months ended September 30, 2006, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

Not applicable

Recent Sales of Registered Securities

None.

Recent Sales of Unregistered Securities

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

Newport Gold, Inc.	Newport Gold, Inc.
/s/ Derek Bartlett _______________________________________	/s/ John Arnold _______________________________________
Derek Bartlett President, Chief Executive Officer, Secretary and a member of the Board of Directors	John Arnold Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date: November 10, 2006	Date: November 10, 2006