Form 10KSB
period 2006-12-31
Newport Gold, Inc.
filed 2007-04-20
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 333-115550
NEWPORT GOLD, INC.
(Name of small business issuer as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 - 1495 Ridgeview Drive, Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number (905) 542-4990

Securities registered under section 12(b) of the Exchange Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Shares with a par value of $0.001 per share
(Title of Class)

i

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of April 12, 2007, the aggregate market value of equity shares held by non-affiliates was			$4,770,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
15,075,000 common shares issued and outstanding as of April 12, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

ii

iii

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

Item 1. Description of Business.

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

In the fall of 2005, we started raising capital pursuant to a registration statement filed on Form SB-1 with the Securities and Exchange Commission. The offering was sold out and we raised the total of $300,000, less offering expenses. We have deposited the funds into our operating account and are proceeding with our business plans, as outlined in our Form SB-1 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001289223. Since that time we have commenced our proposed work program on our property. We have also been investigating other properties which may be suitable future exploration candidates and entered into an option agreement in November 2006 concerning one of these properties.

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other company or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933. We must raise additional capital in order to continue to implement our plan and stay in business

On June 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of 47 units in British Columbia, Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to 393687. The Burnt Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002. Subject to that agreement, Mr. Carson is to receive US $8,600 (CDN $10,000) each September as an advance net smelter return royalty and has received US $32,810 (CDN$ 40,000) to December 31, 2006. This agreement is by way of a one page document. Mr. Baran has been paid US$12,364 (CDN $17,000) and will receive no further payments from Newport other than any Net Smelter Return royalties that may be required to issued to Mr Baran in the future.

 This payment is not a finder's fee. It is payment for optioning Mr. Baran's rights to the Burnt Basin mineral claims to Newport. Under the option agreement with Mr. Baran, Newport has also agreed to issue Mr. Carson (100,000) shares of Newport's common stock and Mr. Baran (125,000) shares of Newport's common stock. These shares were issued to Messrs. Baran and Newport in January 2006.

Under the terms of Newport's option agreement, Newport can acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return ("NSR") royalties (totaling 2%), and cash and share payments totaling US $12,364 (CDN $17,000) and 225,000 shares. Other than the pre-paid NSR royalties discussed below, NSR royalties are only paid if and when a viable mining operation is established. Newport must also incur exploration expenses totaling US $215,000 (CDN $250,000) over a 3 year period, ending June 18, 2006. The Company received an extension on completing the required expenditures to February 1, 2008. The first NSR royalty consists of a 1% NSR, payable to John Carson, which obligation to pay has been capped at US $215,000 (CDN $250,000) under the contract between the parties. Newport has agreed to make an annual payment of US $8,600 (CDN $10,000), as prepaid, NSR royalties, beginning in September of 2003. A further 1% NSR is payable to Steve Baran. The prepaid portion of the NSR royalties will not be returned if no viable mining operation is established. Newport can elect to acquire one half (1/2) of the 1% NSR to Steve Baran for the sum of US $430,000 (CDN $500,000). Newport would only acquire this interest if it looked like it would be more advantageous financially for Newport to purchase the NSR royalty interest Mr. Baran holds than to continue to make this NSR if a viable mine is established. Newport is under no obligation to acquire 1/2 of the 1% NSR royalty interest Mr. Baran holds.

Once Newport has expended the requisite $215,000 in exploration expenses on the property it can record the warranty deed and obtain a 100% undivided interest in the mineral claims. Newport is not required to make any royalty payments prior to it obtaining a 100% interest in the mineral claims. Newport will need to re-domesticate its existing Canadian subsidiary to BC or incorporate a BC subsidiary company before it can register this interest.

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

On November 17, 2006, the Company acquired an option to earn a 20% interest in a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China. The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors. In order to earn its interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common share to the vendor of the property at $0.10 per share. The Company also granted a total of 1.1% NSR to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted the Company a first right of refusal on acquiring the remainder of their 50% interest for a period of one year. The Company must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration.  The Company received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of the Company.

expenditures by February 1, 2007. The Company received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of the Company.

To date we have performed only mapping and compilation work on our properties. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find ourselves, if any, or enter into a joint venture with another mining company with more experience at that stage of operation.

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
After we complete our Form SB-1 registered offering, we will not be required to furnish our stockholders with an annual report. Further we will not voluntarily send our stockholders an annual report.

Item 2.
Description of Property

Mining Properties - General

Burnt Basin. Burnt Basin. On July 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of
47 units in British Columbia, Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to 393687. This option agreement is not recorded in the BC Mining Office. The Burnt Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002. Under the terms of Newport's option agreement, Newport can acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling US $12,364 (CDN$ 17,000) and
225,000 shares. Newport must also incur exploration expenses totaling US
$215,000 (CDN$ 250,000) over a 3 year period, ending June 18, 2006. The Company has received an extension on completing the required expenditures to February 1,
2008. The first NSR royalty consists of a 1% NSR payable to John Carson capped at US $215,000 (CDN $250,000), that will be provided by making annual US $8,600
(CDN $10,000) prepaid NSR payments beginning in September of 2003. A total of
$32,810 (CDN$ 40,000) has been paid to December 31, 2006. A further 1% NSR is payable to Steve Baran, of which Newport can acquire one half of the 1% NSR to
Steve Baran for the sum of US $430,000 (CDN$500,000).

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

Mongolia.

On November 17, 2006, the Company acquired an option to earn a 20% interest in a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China. The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors. In order to earn its interest in the property, the Company issued
2,200,000 common shares to the optionors and an additional 300,000 common share to the vendor of the property at $0.10 per share. The Company also granted a total of 1.1% NSR to the optionors on all metals produced from the optionors'
interest in the property. The optionors also granted the Company a first right of refusal on acquiring the remainder of their 50% interest for a period of one year.

The Company must issue a total of 800,000 common shares to the vendor by
February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur
$250,000 of exploration expenditures by February 1, 2007. The Company received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of the Company.

To date we have performed a limited amount of work on the Burnt Basin mineral claims and no work on the Mongolia Property. Newport commissioned and obtained a technical report dated July 28, 2003, to provide an up to date summary of previous exploration on the Burnt Basin property and to make recommendations for further work. A director of the Corporation who is a geologist completed some further mapping and compilation work on the Burnt Basin Property.

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
Expiry Date

Molly Gibson
393541
20
January 20, 2008

Motherlode
393542
20
January 20, 2008

Lode #1
395681
1
January 20, 2008

Lode #2
395682
1
January 20, 2008

Lode #3
395683
1
January 20, 2008

Lode #4
395684
1
January 20, 2008

Lode #5
395685
1
January 20, 2008

Lode #6
395686
1
January 20, 2008

Lode #7
395687
1
January 20, 2008

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

To keep the Burnt Basin mineral claims in good standing, such that it does not expire on the dates indicated in the preceding, we must file work on or before June 30, 2006 or pay $100 per unit to prevent the Burnt Basin mineral claims from reverting to the Crown.

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

Mineralization occurs in both the metamorphic rocks and in the intrusive rocks on the Burnt Basin Property. Quartz veins with gold occur in the intrusive rocks, and lead-zinc skarn and gold with pyrrhotite-magnetite mineralization occurs in limy horizons in the metasediments. Because this latter style of mineralization is associated with a particular geological horizon, it is important to determine the location and extent of these prospective rocks. This will be done by completing geological mapping and sampling of the property in
Phase 1.

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

Description of Other Properties

We are waiting on a detailed report of the Mongolian property.

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

Item 3. Legal Proceedings.

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2005 nor are we aware of any such proceedings pending.

Item 4. Submissions of Matters to a Vote of Security
Holders.

No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common
Equity and Related Stockholder Matters.

Market Information

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "NWPG.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
The high and low bid prices for our common shares (obtained from OTCBB.COM) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)

High

Low

December 31, 2006

$1.01

$0.30

September 30, 2006

N/A

N/A

June 30, 2006

N/A

N/A

March 31, 2006

N/A

N/A

December 31, 2005

N/A

N/A

September 30, 2005

N/A

N/A

June 30, 2005

N/A

N/A

March 31, 2005

N/A

N/A

December 31, 2004

N/A

N/A

Notes:

(1)
   The quotations above
   reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2)
   The Company was
   originally first quoted on the OTCBB on October 12, 2006 under the symbol
"NWPG".

Holders of Common Stock

As of April 12, 2007, we had 115 stockholders of record holding 15,075,000 shares of common stock.

Dividend Policy.

No dividends have been paid to date and none is expected to be paid in the foreseeable future.

Equity Compensation Plan.

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities.

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
However, since title to the Burnt Basin Property is in the name of Mr. John
Carson, should he choose to transfer title to a third party, Newport would lose the mineral claims. Newport entered into the option agreement with Steve Baran
June 18, 2003. Mr. Baran is not related to Newport.

Newport intends to explore for gold on the Burnt Basin Property. The property is located approximately 25 kilometers northeast of the City of Grand Forks,
British Columbia, Canada. There can be no assurance that valuable minerals exist on the property until proper geological work and analysis is performed. The property has no proven or probable mineral reserves.

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

Newport has received a initial geological report and plan of exploration regarding the Mongolia mineral claims acquired in November 2006. In order to proceed with this project the Company will have to raise at least $ 300,000 through private placements or other capital avenues.

Off-balance sheet arrangements

As of December 31, 2006, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the year ended December 31, 2006 was $(339,331) compared to $(93,207) for the year ended December 31, 2005. Newport does not generate any revenues as the Company is in the exploration stage.

Liquidity and Capital Resources Liquidity

As of December 31, 2006, Newport total cash on hand was $129,366 ($151,520 -
December 31, 2005), and prepaid expenses of $0 ($435 - December 31, 2005).
Newport had $329,293 ($285,026 - December 31, 2005) in liabilities of which
$193,578 ($156,992 - December 31, 2005) is owed due to related parties and
$135,715 ($128,034 - December 31, 2005) is owed for Accounts Payable.

The continued operations of Newport depends upon the recoverability of mineral property reserves, confirmation of Newport's interest in the underlying mineral claims, the ability of Newport to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through share issuances to finance its exploration on the Burnt Basin Property and Inner Mongolia Property.

Item 7. Financial Statements.

Our fiscal year end is December 31, 2006.

Our audited financial statements for the year ended December 31, 2006:

           NEWPORT GOLD,
INC.

           (An Exploration
Stage Company)

Consolidated Financial Statements

 December 31, 2006 and 2005

 (US Dollars)

Pannell Kerr Forster

   PKF
   International
   7th Floor Marine Building
   355 Burrard Street
   Vancouver, B.C.
   Canada, V6C 2G8
   Telephone: 604.687.1231
Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND DIRECTORS OF NEWPORT GOLD, INC.

(An Exploration Stage Company)

We have audited the consolidated balance sheets of Newport
Gold, Inc. (an exploration stage company) as at December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and the period from
July 16, 2003 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of
the Public Company Accounting Oversight Board ("PCAOB") in the United States of
America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements
referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from July 16, 2003 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of
America.

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

As discussed in note 3(d) to the financial statements, the
Company changed its method of accounting for mineral property acquisition payments during the year ended December 31, 2006.

/s/ Pannell Kerr Forster

Chartered Accountants

(registered with the PCAOB as "Smythe Ratcliffe")

Vancouver, Canada

March 30, 2007, except as to note 5

which is as of April 12, 2007

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

December 31

(US Dollars)

2006

2005

(note 3(d))

Assets

Current

Cash

$

129,366

$

151,520

Prepaid expenses

0

435

129,366

151,955

Resource Properties (note 5)

285,576

34,864

Equipment (note 6)

3,390

0

Total Assets

$

418,332

$

186,819

Liabilities

Current

Accounts payable and accrued liabilities

$

135,715

$

128,034

Due to related parties (note 7)

193,578

156,992

Total Liabilities

329,293

285,026

Stockholders' Equity

Capital Stock

Authorized

100,000,000 Common shares par value of $0.001 per share

Issued and outstanding

15,075,000 (2005 - 0) Common shares (note 8)

15,075

0

Additional paid-in capital

770,575

0

Share Subscriptions (2005 - 8,375,000

common shares (note 8)

0

259,650

Other Comprehensive Loss

(6,432)

(7,009)

Deficit

(690,179)

(350,848)

Total Stockholders' Equity (Deficit)

89,039

(98,207)

Total Liabilities and Stockholders' Equity

$

418,332

$

186,819

See notes to consolidated financial statements.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(US Dollars)

Cumulative

Period

from July 16,

2003

(Inception)

Through

Years Ended December 31,

December 31,

2006

2005

2006

(note 3(d))

Expenses

Geological consulting fees (note 7)

$

121,353

$

12,000

$

203,989

Consulting

110,000

0

110,000

Accounting and legal

43,451

26,857

128,487

Office and travel

37,527

13,571

73,432

Investor relations (note 7)

11,359

23,293

114,525

Expenditures on resource properties

8,800

18,046

53,465

Filing and transfer agent fees

5,331

5,248

10,579

Foreign exchange loss (gain)

0

(5,808)

(5,808)

Amortization

1,510

0

1,510

Net Loss

339,331

93,207

690,179

Other Comprehensive Loss (Gain)

(577)

2,476

6,432

Total Comprehensive Loss

$

338,754

$

95,683

$

696,611

Loss Per Share

$

(0.03)

$

(0.01)

Weighted Average Number of Common

Shares Outstanding

11,742,616

8,387,230

See notes to consolidated financial statements.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Period from July 16, 2003 (Inception) through December 31, 2006

(US Dollars)

Accumulated

Deficit

Total

Additional

Share

Other

During

Stockholders'

Par

Paid-in

Subscriptions

Comprehensive

Exploration

Equity

Shares

Value

Capital

Received

Loss

Stage

(Deficit)

(note 3(d))

(note 3(d))

   Share
subscriptions

- cash

0

$ 0

$ 0

$ 93,150

$ 0

$ 0

$ 93,150

- property

0

0

0

22,500

0

0

22,500

Foreign currency

translation adjustment

0

0

0

0

(3,409)

0

(3,409)

Net loss

0

0

0

0

0

(161,681)

(161,681)

Balance,

December 31, 2003
0
0
0

115,650

(3,409)

(161,681)

(49,440)

Foreign currency

translation adjustment

0

0

0

0

(1,124)

0

(1,124)

Net loss

0

0

0

0

0

(95,960)

(95,960)

Balance,

December 31, 2004
0
0
0

115,650

(4,533)

(257,641)

(146,524)

   Share
subscriptions

-cash

0

0

0

144,000

0

0

144,000

Foreign currency

translation adjustment

0

0

0

0

(2,476)

0

(2,476)

Net loss

0

0

0

0

0

(93,207)

(93,207)

Balance,

December 31, 2005
0
0
0

259,650

(7,009)

(350,848)

(98,207)

Common shares issued

for cash (note 8(b))

4,200,000

4,200

271,800

0

0

0

276,000

Common shares issued

for mining claims

(note 8(b))

2,500,000

2,500

247,500

0

0

0

250,000

Common shares issued

for share subscriptions

8,375,000

8,375

251,275

(259,650)

0

0

0

Foreign currency

translation adjustment

0

0

0

0

577

0

577

Net loss

0

0

0

0

0

(339,331)

(339,331)

Balance,

December 31, 2006

15,075,000

$15,075

$770,575

$770,575

$(6,432)

$(690,179)

$89,039

See notes to consolidated financial statements.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(US Dollars)

Cumulative

Period

from July 16,

2003

(Inception)

Through

Years Ended December 31,

December 31,

2006

2005

2006

(note 3(d))

Operating Activities

Net loss

$

(339,331)

$

(93,207)

$

(690,179)

Item not involving cash

Amortization

1,510

0

1,510

(337,821)

(93,207)

(688,669)

Changes in Operating Assets

Prepaid expenses

447

14

26

Accounts payable and accrued liabilities

8,225

58,493

138,456

        Due to related
parties

37,859

40,696

189,497

46,531

99,203

327,979

Cash Provided by (Used in) Operating

Activities

(291,290)

5,996

(360,690)

Investing Activities

Purchase of equipment

(5,034)

0

(5,034)

Acquisition of resource property

0

0

(12,364)

Cash Used in Investing Activities

(5,034)

0

(17,398)

Financing Activities

Common shares issued

276,000

0

276,000

Subscriptions received (note 8)

0

144,000

237,150

Cash Provided by Financing Activities

276,000

144,000

513,150

Inflow (Outflow) of Cash

(20,324)

149,996

135,062

Effect of Exchange Rate Change on

  Cash Balance Held in Foreign
Currencies

(1,830)

667

(5,696)

Cash, Beginning of Year

151,520

857

0

Cash, End of Year

$

129,366

$

151,520

$

129,366

Non-Cash Financing Activity

      Common stock issued for
properties

$

250,000

0

$

272,500

    See notes to consolidated
financial statements.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003

(Inception) Through December 31, 2006

(US Dollars)

  OPERATIONS AND BASIS OF PRESENTATION

  Newport Gold, Inc. (the "Company") was incorporated under the laws of
  Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise. The Company is in the exploration stage and follows the provisions of Statement No. 7 of the Financial Accounting Standards Board ("FASB").

  These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc., incorporated under the laws of the province of Ontario, Canada.

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

  The general business strategy of the Company is to explore and research existing mineral properties and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued
  operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through share issuances to finance its exploration on the Burnt Basin Property and Inner Mongolia Property as
  described in note 5.

  The Company has a working capital deficit of $199,927 (2005 - $133,071), has an accumulated deficit during the exploration stage of $690,179 (2005 -
  $350,848), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003

(Inception) Through December 31, 2006

(US Dollars)

  SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 2038052 Ontario Inc. All intercompany balances and transactions have been eliminated on consolidation.

    Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of resource properties, accrued liabilities, rate of amortization and the valuation allowance for deferred income tax assets.
  Management believes the estimates are reasonable, however, actual results could differ from those estimates and would impact future results of operations and cash flows.

    Foreign currency translation

    The Company's operations and activities are conducted principally in
  Canada, hence the Canadian dollar is the functional currency. The Company translates financial statements into the functional currency as follows:
  Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Statement of operations' accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

  The Company's reporting currency is the United States dollar. The Company translates financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are included as part of other comprehensive income.

    Mineral property acquisition payments and exploration costs

    The Company adopted the provisions of EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets", and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights. The effect of adoption of EITF 04-2 is to reduce previously reported loss for fiscal 2003 by $34,864. There is no change to the previously reported loss per share. In addition, total assets are increased by $34,864 and shareholders'
  deficiency is decreased by $34,864 as at December 31, 2005. There is no change to the reported losses for fiscal 2005 or 2004.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003

(Inception) Through December 31, 2006

(US Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Amortization

  Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Amortization is provided over the estimated useful lives of the related assets using the declining-balance method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.
  Amortization of equipment is calculated at 30% on the declining-balance basis.

  Amortization of equipment is calculated at 30% on the declining-balance basis.

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

  Basic loss per share

  In accordance with SFAS No. 128, "Earnings Per Share", basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. The
  Company had no stock options, warrants or other common stock equivalents outstanding during the years ended December 31, 2006 or 2005.

  Other comprehensive loss

  Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Asset retirement obligations

  The Company has adopted the provisions of SFAS 143, "Accounting for
  Asset Retirement Obligations". The basis of this policy is the recognition of a legal liability for obligations relating to the retirement of property, plant and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.
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

  No liability has been recorded as the Company is in the exploration stage on its properties, and accordingly, no environmental disturbances have occurred. There is no effect on prior years as a result of adopting this new accounting policy.

  Recent accounting pronouncements

    FAS 153, "Exchanges of Non-Monetary Assets". The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's consolidated financial statements.

    SFAS No. 123(R) - "Accounting for Stock Based Compensation", requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's financial statements. Stock-based compensation expense recognized during the period is based on the value of the portion of the share-based payment awards that is ultimately expected to vest during the period. The company estimates the fair value of stock options using the Black Scholes valuation model, consistent with the provisions of
   SFAS No. 123(R). The Black Scholes valuation model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the underlying stock. This pronouncement presently has no impact on the Company's financial statements, as the Company has not issued any stock options to date.

NEWPORT GOLD, INC.

An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

   j.  Recent accounting pronouncements (Continued)

  FIN 46(R), "Consolidation of Variable Interest Entities", applies at different rates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied
   Interpretation 46 prior to issuance of Interpretation 46(R). Application of
   Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.
   Application by public entities (other than small business issuers) for all other types of entities is required at various dates in 2004 and 2005. There is no impact on the Company's consolidated financial statements.

  FAS 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3,
   Reporting Accounting Changes in Interim Financial Statements. FAS 154
   requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate
   (prospectively) that was effected by a change in accounting principle, and
   (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15,
   2005. There is no impact on the Company's consolidated financial statements.

  FAS 157, "Fair Value Measurements". This new standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that this new pronouncement will have no impact on the Company's consolidated financial statements.

  FAS 159, "Fair Value Option for Financial Assets and Financial
   Liabilities". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB
   Statement No. 115, "Accounting for Certain Investments in Debt and Equity
   Securities", applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company's consolidated financial statements.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

    3.   SIGNIFICANT ACCOUNTING POLICIES
(Continued)

j.    Recent accounting pronouncements (Continued)

  FIN 48, "Accounting for Uncertainty in Income Taxes", prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. The Company expects that this new pronouncement will have no impact on the Company's consolidated financial statements.

  FINANCIAL INSTRUMENTS

    Fair value

    The carrying values of cash, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

    The fair value of due to related parties cannot be reasonably estimated, as no liquid and active market exists for such related party instruments.

    Interest rate risk

    The Company is not exposed to interest rate risk as the Company has no interest-bearing monetary liabilities.

    Credit risk

    The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as cash is placed with major financial institutions.

    Currency risk
    The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

  RESOURCE PROPERTIES

The mineral interests comprise a significant portion of the Company's assets. Realization of the Company's investment in these assets is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

5.   RESOURCE PROPERTIES (Continued)

Although the Company has taken steps to verify the title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects.

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

Under the terms of the option agreement, the Company can acquire a 100%
  undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totalling 2%), and cash and share payments totalling
  $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued) (note
  8). The Company must also incur exploration expenses totalling $215,000 (Cdn
  $250,000) over a three-year period, ending June 18, 2006. On April 7, 2007, the Company received an extension on completing the required expenditures to
  February 1, 2008.

The first NSR consists of a 1% NSR payable to the property owner capped at
  $215,000 (Cdn $250,000), that will be provided by making annual $8,600 (Cdn
  $10,000) prepaid NSR payments beginning in September 2003 ($32,810 (Cdn
  $40,000) paid to December 31, 2006). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of
  $430,000 (Cdn $500,000).

To date, the Company has not performed any work on the property other than some mapping and compilation. The Company is presently in the pre-exploration state and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. The Company intends to develop mineral deposits it finds, or enter into a joint venture with another company with more experience at that stage of operation.

    By agreement dated November 17, 2006, the Company acquired an option to earn a 20% interest of a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China. The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionor.

In order to earn its interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to the vendor of the property at $0.10 per share. The Company also granted a total of
  2.2% NSR to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted the Company a first right of refusal on acquiring the remainder of their 50% interest for a period of one year.

The Company must issue a total of 800,000 common shares to the vendor by
  February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) and incur
  $250,000 of exploration expenditures by February 1, 2007. On April 12, 2007, the Company received an extension on completing $250,000 of expenditures required by February 1, 2007 to February 1, 2008 in consideration for 100,000 shares of the Company.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

  EQUIPMENT

2006

2005

Cost

     Accumulated
Amortization

     Net Book
Value

     Net Book
Value

Equipment

$

4,900

$

1,510

$

3,390

$

0

  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2006, the Company was charged $0
  (2005 - $9,760) for investor relations by the son of the president of the
  Company. As at December 31, 2006, the total balance owing was $48,239 (2005 -
  $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.

    During the year ended December 31, 2006, the Company was charged $36,586
  (2005 - $12,000) for geological consulting fees, office costs of $0 (2005 -
  $3,600) and travel costs of $0 (2005 - $2,400), which were incurred by the
  Company's president. As at December 31, 2006, the president is owed $145,339
  (2005 - $108,753), which is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

  All transactions with related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration agreed to between the parties.

  CAPITAL STOCK

    Authorized

    100,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding

As at December 31, 2004, the Company had received $93,150 towards the issuance of 8,150,000 common shares of the Company. This includes founder's shares of 7,150,000 at a deemed price of $0.001 per share and 1,000,000 shares to be issued at prices ranging from $0.04 to $0.20 under various private placement agreements entered into during the initial period ended December 31,
  2003. The Company also committed to issue 225,000 shares at $0.10 per share, a price determined to be fair value, towards the acquisition of the Burnt Basin
  Property (note 5) as of December 31, 2004.

Subscription proceeds in the amount of $144,000 towards the issuance of
  1,440,000 shares were collected in 2005; however, no shares were issued until
  January 11, 2006.

On January 18, 2006, 525,000 common shares were issued for cash at a price of $0.10 per share.

On January 20, 2006, 525,000 common shares were issued for cash at a price of $0.10 per share.

On January 24, 2006, 510,000 common shares were issued for cash at a price of $0.10 per share.

NEWPORT GOLD, INC.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005 and the Period from July 16, 2003
(Inception) Through December 31, 2006

(US Dollars)

   8.   CAPITAL STOCK (Continued)

(b)      Issued and Outstanding (Continued)

On October 30, 2006, 700,000 common shares were issued in an offshore transaction at $0.10 per share under Regulation's Exemption. These shares cannot be sold to a U.S. citizen or through a US stock exchange for a period of one year and only after a full registration statement is filed and cleared by the Securities and Exchange Commission.

  On November 17, 2006, 2,500,000 common shares were issued at a price of $0.10 per share, a price determined to be fair value, for the acquisition of an option to acquire an interest in a mineral property in Inner Mongolia.

  On November 22, 2006, 500,000 common shares were issued in an offshore transaction at $0.10 per share under Regulations Exemption. These shares cannot be sold to a US citizen or through a US stock exchange for a period of one year and only after a full registration statement is filed and cleared by the Securities and Exchange Commission.

  INCOME TAXES

2006

2005

Income tax benefit computed at statutory rates

$

121,918

$

32,802

Non-deductible expenses

1,102

2,033

Unrecognized tax losses

(123,020)

(34,835)

$

0

$

0

The components of the deferred income tax assets are as follows:

2006

2005

   Unused net loss
   carry forwards in the US at 35%
(2005 - 35%)

$

226,058

$

109,197

   Tax
over book (book over tax) value of resource properties

at 34% (2005 - 36%)

(30,031)

16,079

196.027

125,276

Valuation allowance

(196,027)

(125,276)

Net deferred income tax assets

$

0

$

0

At December 31, 2006, the Company had net operating losses
 of approximately $645,880, which will expire between 2023 and 2026.

The future benefit of these loss carry-forwards and the resource deductions have not been recorded in these consolidated financial statements as the
 Company estimates that these losses more likely than not will not be realized.

  10.    SEGMENT DISCLOSURES

The following geographic data references assets based on their physical location. The Company has interests in China and Canada.

China

Canada

Total

Current Assets

$

0

$

129,366

$

129,366

Resource Properties and Equipment

244,442

44,524

288,966

$

244,442

$

41,134

$

418,332

Item 8. Changes in
and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A. Controls and
Procedures.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.
Other Information.

Not Applicable.

PART III

Item 9. Directors and Executive Officers of the
Registrant.

Identification of Directors and Executive Officers.

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

Involvement in Certain
Legal Proceedings

During the past five years, our sole director and officer has not been:

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

Audit Committee Financial
Expert

We do not have a standing Audit Committee. The functions of the Audit
Committee are currently assumed by our Board of Directors which consists of one person. Additionally, we do not have a member on our board of directors that has been designated as an audit committee "financial expert." We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, all reporting persons were in compliance with Section 16(a) of the Securities
Exchange Act of 1934 during fiscal 2006.

Code of Ethics

We have not adopted a Code of Ethics at this time and we are reviewing the necessity of adopting such a document at this time given the composition of our
Board of Directors and Officers and our scale of its operations at this time.

Item 10. Executive Compensation.

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

  2006
  2005
2004

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  $36,586
  $12,000
$27,000

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  John Arnold,
  Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
(2)

  2006
  2005
2004

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

  Nil
  Nil
Nil

Notes:

(1)

  Mr. Derek Bartlett became a
  director and officer of Newport on the date we were incorporated, July 16,
  2003. Mr. Derek Bartlett charged Newport geological consulting fees of $36,586 in 2006, $12,000 in 2005 and $27,000 in 2004.

(2)

  Mr. Arnold became an officer of
Newport on July 18, 2003.

Stock Options/SAR Grants.

No grants of stock options or stock appreciation rights were made since our date of incorporation July 16, 2003.

Compensation of
Directors.

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

Item 11. Security Ownership of Certain Beneficial
Owners and Management.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of April 12, 2007 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii)
by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the
persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

0.002%

Common Stock

  Donald W. Kohls
1972 South Beech Street , Lakewood, Colorado 80228-3702

  25,000
(Restricted securities as defined in the Securities Act of 1933)

0.002%

Common Stock

  Alex Johnston
  1002 API World Tower, Sheikh Zayed Rd.
  P.O. Box 3614
Dubai, United Arab Emirates

  7,025,000
(Restricted securities as defined in the Securities Act of 1933)

46.60%

Common Stock

  All officers and directors as a group
(4 persons).

  7,125,000
(Restricted securities as defined in the Securities Act of 1933)

46.61%

Notes:

(1)
  Based on 15,075,000
  shares of common stock issued and outstanding as of April 12, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control.

There are no present arrangements or pledges of Newport's securities which may result in a change in control of Newport.

Item 12. Certain Relationships and Related Transactions
and Director Independence.

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

Since inception, Mr. Derek Bartlett has invoiced Newport for $121,404 for geological consulting fees, $8,922 for office costs and $4,131 for travel costs.
The break-down is as follows:

  Mr. Bartlett's fee for 2003 consisted of 100 days for $43,636 for work on projects researched outside of the Burnt Basin group. Fee for the latter property totaled $2,182 for a total fee of $45,818. Travel was $1,529 and office expenses were $4,298 for 2003. For 2004 travel was $2,502 and office expenses were 3,724.

  Mr. Bartlett's fee for 2004 consisted of consulting fees of $3,500/month for 6 months to June 30/04 and $1,000/month for the 6 months ending December
 31/04 for an annual total fee of $27,000.

  Derek Bartlett's fee for 2005 consisted of $12,000 based on $1,000 per month for 12 months.

  Mr. Bartlett's fee for 2006 consisted of consulting fees of $36,586.

Since inception these fees total $154,457. The majority of these fees were for detailed research of all previous exploration done on the various properties researched.

As at December 31, 2006, the total balance owing to Mr. Bartlett is $145,339.
This amount is treated as a non-interest bearing demand loan. There is no documents reflecting this arrangement and repayment is not due on a specific date. Mr. Derek Bartlett will accept repayment from Newport when money is available. Newport plans to repay the loan from the proceeds of this offering provided that it raises the maximum amount.

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

Newport retained the services of the President's son, Mr. Tyler Bartlett, as an independent consultant up until February 2007. Mr. Tyler Bartlett charged
Newport $ 29,000 in 2003, $ 9,000 in 2004,$ 6,000 in 2005, and $ 0 for his
services in 2006. Mr. Tyler Bartlett was paid $29,000 or $4,142 per month for seven months of work in 2003. On January 1, 2004, his fee dropped to $1,000 a month and in July to $500 per month for a total of $9,000 for the year 2004,
$6,000 for 2005 and $0 for 2006. Mr. Tyler Bartlett provided office and other assistance to Mr. Derek Bartlett. His services included placing and answering calls on Mr. Derek Bartlett's behalf in sourcing potential mining claims or properties for Newport. He also assisted Mr. Derek Bartlett's preliminary review of materials presented on potential mining claims or properties by drafting and typing summaries for Mr. Derek Bartlett, initial term sheets and correspondence etc. Mr. Tyler Bartlett also conducted additional research on different mining claims and properties identified in the south eastern area of British Columbia by reviewing the public mining records and other public and non-public information available for historic gold exploration areas and properties being investigated beyond the preliminary stage. Part of his office duties was to organize the materials necessary to prepare Newport's prospectus. Mr. Tyler
Bartlett also provided Newport with management services for day to day matters, including for a time banking services through his company Bartex Resources.

Messrs. Derek Bartlett, John Arnold, and Donald Kohls are each involved with several other mining exploration companies. As a result, a conflict of interest between Newport and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.
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

Director Independence

Messrs. Arnold and Kohls are independent directors, as the term "independent"
is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only). We currently only have four directors on our Board of Directors.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

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

21

   List of Subsidiaries
   (incorporated by reference from our Form SB-1 Registration Statement, filed
June 8, 2005)

31.a

Section 906 Certificate of CEO

31.b

        Section 906 Certificate of CFO

32.a

Section 302 Certificate of CEO

32.b

Section 302 Certificate of CFO

99.1

   Technical Report on the Burnt
   Basin Property dated July 18, 2003 (incorporated by reference from our Form
SB-1 Registration Statement, filed June 8, 2005)

Item 14. Principal Accountant Fees and Services.

Fees and Services

Pannell Kerr Forster, Charted Accountants (registered with the PCAOB as
"Smythe Ratcliffe"), audited our financial statements for fiscal 2006 and 2005, as well as the quarterly statements for fiscal 2006 and 2005. The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

2006

2005

  Audit fees
  - auditing of our annual financial statements and preparation of auditors'
report.

   $  15,000
cdn

(1)

   $   14,500
cdn

Audit-related fees - review of each of the quarterly financial statements.

   $    5,000
cdn

-

  Tax fees -
preparation and filing of tax-related forms and tax planning.

-

   300
cdn

  All other
fees - other services provided by our principal accountants.

-

-

  Total fees
paid or accrued to our principal accountants

   $  20,000
cdn

   $   14,800
cdn

Notes:
(1)
This number is an estimate only.

Pre-Approval Polices and
Procedures

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2006.
The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

The Board of Directors has pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   NEWPORT
GOLD, INC.

/s/ Derek Bartlett

By:

   Derek Bartlett, President, CEO, Secretary, and a member of the
Board of Directors

Date:
April 16, 2007

/s/ John Arnold

By:

   John Arnold, Treasurer, Acting Chief Financial Officer, and
Principal Accounting Officer

Date:
April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 16, 2007.

/s/ Derek Bartlett

By:

   Derek Bartlett, President, CEO, Secretary and a member of the
Board of Directors

Date:
April 16, 2007

/s/ John Arnold

By:

   John Arnold, Treasurer, Acting Chief Financial Officer, and
Principal Accounting Officer

Date:
April 16, 2007