Form 10QSB
period 2007-03-31
Newport Gold, Inc.
filed 2007-05-16
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2007

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
(905) 542-4990
(Issuer's telephone number)
Not Applicable
(Former name, address or fiscal year if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
15,175,000 common shares issued and outstanding as of May 12, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

Newport Gold, Inc.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2006, in the Form 10KSB and filed with the SEC on April 19, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Unaudited Financial Statements of Newport Gold, Inc.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Financial Statements
March 31, 2007 and 2006
(US Dollars)

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Dollars)
(Unaudited)

	March 31, 2007	December 31, 2006 (Audited)

Assets

Current
Cash	$ 105,351	$ 129,366

Long-Term
Mining claims	288,207	285,576
Computer equipment, less
accumulated amortization
of $1,764 ($1,510 in 2006)	3,162	3,390

Total Assets	$ 396,720	$ 418,332

Liabilities and Stockholders' Equity

Current
Accounts payable	$ 143,635	$ 135,715
Due to related parties (note 4)	193,578	193,578

Total Liabilities	$ 337,213	$ 329,293

Stockholders' Equity

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
15,075,000 Common shares	15,075	15,075
Additional Paid-in Capital	770,575	770,575
Comprehensive (Loss)	(3,775)	(6,432)
Accumulated Deficit	(722,368)	(690,179)

Total Stockholders' Equity	59,507	89,039

Total Liabilities and Stockholders' Equity	$ 396,720	$ 418,332

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Dollars)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period From July 16, 2003 (Inception) through March 31, 2007
	2007	2006

Expenses
Salaries	$ -	$ 59,000	$ 110,000
Accounting and legal	9,460	15,866	137,947
Investor relations	-	-	114,525
Expenditures on resource property	-	-	53,465
Office and travel	1,375	17,978	74,807
Geological consulting fees	20,455	1,355	224,444
Filing fees and transfer agent	645	-	11,224
Amortization	254	378	1,764
Foreign exchange (gain)	-	-	(5,808)

Net Loss	32,189	94,577	722,368
Other Comprehensive (Gain)/Loss	(2,657)	-	3,775

Total Comprehensive Loss	$ 29,532	$ 94,577	$ 726,143

Loss Per Share	$ 0.00	$ 0.01

Weighted Average Number of Shares Outstanding	15,075,000	9,815,000

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Period from July 16, 2003 (Inception) to March 31, 2007
(US Dollars)
(Unaudited)

	Shares	Par Value	Additional Paid-In Capital	Share Subscription Received	Other Comprehensive Loss	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity

Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,960)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Share subscriptions
- cash
Common shares issued
for cash	12,575,000	12,575	523,075	0	0	0	535,650
Common shares issued
for mining claims	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	0	0	0	(259,650)	0	0	(259,650)
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)
Balance, December 31, 2006	15,075,000	15,075	770,575	0	(6,432)	(690,179)	89,039

NEWPORT GOLD, INC.
(An Exploration Stage Company
Consolidated Statements of Stockholders' Equity
Period from July 16, 2003 (Inception) to March 31, 2007
(US Dollars)
(Unaudited)                                       Continued

Foreign currency
translation adjustment	0	0	0	0	2,657	0	2,657
Net loss	0	0	0	0	0	(32,189)	(32,189)
Balance, March 31, 2007	15,075,000	$ 15,075	$ 770,575	$ 0	$ (3,775)	(722,368)	59,507

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period From July 16, 2003 (Inception) through March 31, 2007
	2007	2006

Operating Activities
Net loss	$ (32,189)	$ (94,577)	$ (722,368)
Item not involving cash:
Amortization	254	378	1,764

Operating Cash Flow	(31,935)	(94,199)	(720,604)

Changes in Operating Assets and Liabilities
Prepaid expenses	-	-	26
Accounts payable	6,580	(13,977)	145,038
Due to related parties	1,792	35,364	191,289
Cash Provided by (Used in) Operating Activities	(23,563)	(72,812)	(384,123)

Investing Activities
Expenditures on resource property - shares	-	-	(12,364)
Computer equipment	-	(5,034)	(5,034)
Cash used in by Investing Activities	-	(5,034)	(17,398)

Financing Activities
Common shares issued	-	-	276,000
Subscriptions received	-	-	237,150
Cash provided by Financing Activities	-	-	513,150

Inflow (outflow) of Cash	(23,563)	(77,846)	111,629
Effect of Exchange Rate Change on Cash Balance held in Foreign Currencies	(452)	-	(6,278)
Cash, Beginning of Quarter	129,366	151,520	-

Cash, End of Quarter	$ 105,351	$ 73,674	$ 105,351

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars) Continued
Non-Cash Financing Activity
Common stock issued for properties	$ 0	$ 0	$ 0	$ 272,500

Supplemental Disclosures
Interest paid	$ 0	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0	$ 0

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) to March 31, 2007
(US Dollars)
(Unaudited)

  OPERATIONS AND BASES OF PRESENTATION

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

Recent accounting pronouncements

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) to March 31, 2007
(US Dollars)
(Unaudited)

  GOING CONCERN (Continued)

The general business strategy of the Company is to explore and research an existing mineral property and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. Management intends to raise additional capital through share issuances to finance operations and invest in the Burnt Basin Properties as described in note 3.

The Company has a working capital deficit of $231,862 (December 31, 2006 - $199,927), has accumulated losses during the exploration stage of $722,368 (December 31, 2006 - $690,179), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock. The Company must also incur exploration expenses totaling $215,000 (Cdn $250,000) over a three-year period, ending June 18, 2006 (extended to June 18, 2007).

The first NSR consists of a 1% NSR payable to the property owner capped at $215,000 (Cdn $250,000), that will be provided by making annual $8,600 (Cdn $10,000) prepaid NSR payments beginning in September, 2003 ($24,010 (Cdn $30,000) paid to December 31, 2005). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of $430,000 (Cdn $500,000).

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) to March 31, 2007
(US Dollars)
(Unaudited)

  RESOURCE PROPERTIES (Continued)

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

  By agreement dated November 17, 2006, the Company acquired an option to earn a 20% interest of a 50% interest held by the optioners in certain mineral exploration rights located in Inner Mongolia, China.

In order to earn its interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to the vendor of the property. The common shares were valued by the Company at $0.10 per share. The Company also granted a total of 2.2% net smelter royalty to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted the Company a first right of refusal on acquiring the remainder of their 50% interest for a period of one year.

The Company must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, $250,000 in the first year.

On April 12, 2007 the Company issued 100,000 common shares to extend to February 1, 2008 the requirement to spend $250,000 on the Inner Mongolia Property.

4. RELATED PARTY TRANSACTIONS

  As at March 31, 2007, the total balance owing for investor relations by the son of the president of the Company was $48,239 (December 31, 2006 - $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.
  As at March 31, 2007, the president is owed $145,339 (December 31, 2006 - $145,339), which amount is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

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

Plan of Operations

Newport is a pre-exploration company incorporated under the laws of the State of Nevada on July 16, 2003. We have just commenced our business operations.

Burnt Basin Property

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

Newport spent a total of 29 man-days on the Burnt Basin property during 2006 and rock samples were collected for analysis. Newport has just completed a summary of its geological mapping, prospecting and rock sampling program in the east-central part of the property.

Further work is recommended on the Burnt Basin property. An Airborne magnetic/time/domain EM survey is recommended, with closed-spaced lines oriented northeast-southwest and is scheduled for completion summer of 2007. A combination of magnetic and electromagnetics should be effective at distinguishing between argillaceous limestones, mineralization and magnetic dykes. A soil geochemical survey is also recommended for the Molly Gibson and Eva Bell-Halifax zones, to provide further information to prioritize geophysical targets for trenching or drilling. Additional detailed geological mapping is also required. Follow-up excavator trenching and diamond drilling should test any targets outlined by the above program.

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

Inner Mongolia Property

On November 17, 2006, Newport acquired an option to earn a 20% interest in a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China (the "Inner Mongolia Property"). This property is held by Noront Resources Ltd. ("Noront" NOT TSX-V) through BaoTou Noront Mineral Development Co. and consists of 5.16 km(2) situated about 100 km north of BaoTou City. The option agreement is subject to an underlying agreement dated February 1, 2006 between Noront and the optionors. In order to earn its interest in the property, Newport issued 2,200,000 common shares to the optionors and an additional 300,000 common share to Noront at $0.10 per share. Newport also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted Newport a first right of refusal on acquiring the remainder of their 50% interest for a period of one year. Newport must issue a total of 800,000 common shares to Noront by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration expenditures by February 1, 2007. Newport received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of Newport.

Newport has recently received a geological report on the Inner Mongolia Property prepared by Newport's Consulting Geologist Daniel Huang M.Sc. Diamond drilling on the Inner Mongolia Property is planned during the summer of 2007. In order to proceed with this project Newport will have to raise at least $ 300,000 through private placements or other capital avenues.

Off-balance sheet arrangements

As of March 31, 2007, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the three months ended March 31, 2007 was ($32,189) compared to ($94,577) for the three month period ending March 31, 2006.

Most of the loss for the current period is due to geological consulting fees totaling $20,455. Office and travel expenses were $1,375 compared to $17,978 for the same three month period ended March 31, 2006. Accounting and legal expenses were $9,460 compared to $15,866 for the same three month period ended March 31, 2006. Salaries expenses were $0 compared to $59,000 for the same three month period ended March 31, 2006.

Liquidity and Capital Resources Liquidity

As of March 31, 2007 the Company had total cash on hand of $105,351. Newport also had $337,213 in liabilities of which $193,578 is owed to related parties and $143,635 is owed for accounts payable.

Management estimates that Newport will need approximately $ 590,000 over the next twelve months to follow through with its plan of operation. Newport has budgeted $50,000 for legal expenses, $50,000 for accounting and audit expenses, $75,000 for administration, $60,000 for office, $20,000 for travel expenses, $200,000 for Burnt Basin exploration costs, $200,000 for exploration work on the Mongolia Property and $15,000 for transfer agent expenses. Newport intends to raise additional capital through additional private placements of its equity securities and, if available on satisfactory terms, debt financing to achieve our goals and objectives for the next twelve months.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statement in accordance with SFAS No. 109, "Accounting for Income

Taxes." FIN 48 became effective for our fiscal year beginning January 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 has had on the Company's financial position and results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

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

Critical Accounting Policies

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

Changes in Internal Control over Financial Reporting

There was no change during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the three months ended March 31, 2007, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Newport issued 100,000 shares of its common stock on April 12, 2007 to Noront as consideration for Norant granting an extension to February 1, 2008 to spend the required $250,000 USD of exploration monies on the Inner Mongolia Property.

The issuance made by Newport to Noront was completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933 on the basis that the issuance of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. Newport did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Norant represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and Noront included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. Noront agreed by on receipt of the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. The share certificate issued to Noront was endorsed with a restrictive legend.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are furnished as part of this Form 10-QSB, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.1	Burnt Basin mineral claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.2	Option Agreement to Acquire Burnt Basin Mineral Claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.3	Addendum Agreement (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.4	Option Agreement to Acquire Inner Mongolia Mineral Claims
10.5	Amendment Agreement to Acquire Inner Mongolia Mineral Claims
21	List of Subsidiaries (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEWPORT GOLD, INC.

Date: May 15, 2007	/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

/s/ John Arnold
Date: May 15, 2007
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer