Form 10QSB
period 2007-06-30
Newport Gold, Inc.
filed 2007-08-22
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2007

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
15,175,000 common shares issued and outstanding as of July 17, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

Newport Gold, Inc.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's audited financial statements for the year ended December 31, 2006, in the Form 10KSB and filed with the Securities and Exchange Commission ("SEC") on August 20, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Dollars)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)

Assets

Current
Cash	$ 81,231	$ 129,366
Prepaid expenses	9,304	0

	90,535	129,366

Long-Term
Mining claims	360,331	285,576
Computer equipment, less
accumulated amortization
of $2,037 ($1,510 in 2006)	3,136	3,390

Total Assets	$ 454,002	$ 418,332

Liabilities and Shareholders' Equity

Current
Accounts payable	$ 262,748	$ 135,715
Due to related parties (note 4)	193,578	193,578

Total Liabilities	456,326	329,293

Stockholders' Equity

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
15,175,000 Common shares at June 30, 2007	15,175	15,075
Additional paid-in capital	815,475	770,575
Other Comprehensive Income (Loss)	23,577	(6,432)
Accumulated Deficit	(856,551)	(690,179)

Total Stockholders' Equity	(2,324)	88,999

Total Liabilities and Stockholders' Equity	$ 454,002	$ 418,332

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Dollars)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		Cumulative Period From July 16, 2003 (Inception) through June 30,
	2007	2006	2007	2006	2007

Expenses
Salaries	$ 0	$ 110,000	$ 0	$ 51,000	$ 110,000
Accounting and legal	35,279	22,419	25,816	6,553	163,766
Investor relations (note 4)	0	13,390	0	13,390	114,525
Expenditures on resource property (note 3)	0	0	0	0	53,465
Office and travel	6,304	26,206	4,929	8,228	81,217
Geological consulting fees	121,655	11,650	101,200	10,295	325,644
Filing fees and transfer agent	2,626	0	1,981	0	13,205
Amortization expenses	508	755	254	377	2,018
Foreign exchange gain	0	0	0	0	(7,289)

Net Loss
Other Comprehensive (Income) Loss	(30,009)	0	(27,352)	0	23,577

Total Comprehensive Loss	$ 136,363	$ 184,420	$ 106,828	$ 89,843	$ 880,128

Loss Per Share	$ 0.01	$ 0.02	$ 0.01	$ 0.01

Weighted Average Number of Shares Outstanding	15,118,646	9,815,000	15,161,813	9,815,000

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Period from July 16, 2003 (Inception) to June 30, 2007
(US Dollars)
(Unaudited)

	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Other Comprehensive Loss	Accumulated Deficit During Exploration Stage	Total Stockholders' Equity

Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Share subscriptions
- cash
Common shares issued
for cash	12,575,000	12,575	523,075	0	0	0	535,650
Common shares issued
for mining claims	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	0	0	0	(259,650)	0	0	(259,650)
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006				-
Common share issued
for mining claims	100,000	100	44,900	0	0	0	45,000
Translation adjustment	0	0	0	0	30,009	0	30,009
Net loss	0	0	0	0	0	(166,372)	(166,372)
Balance,
June 30, 2007	15,175,000	$ 15,175	$ 815,475	$ 0	$ 23,577	$ (856,551)	$ (2,324)

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

	Six Months Ended June 30,		Cumulative Period From July 16, 2003 (Inception) through June 30, 2007
	2007	2006

Operating Activities
Net loss	$ (166,372)	$ (184,420)	$ (856,591)
Item not involving cash:
Depreciation	508	755	2,018

Operating Cash Flow	(165,864)	(183,665)	(854,573)

Changes in Operating Assets and Liabilities
Prepaid expenses	(8,816)	(20,000)	(8,790)
Accounts payable	108,295	2,637	246,751
Due to related parties	(17,216)	34,652	172,281
Cash Used in Operating Activities	(83,601)	(166,376)	(444,331)

Investing Activities
Computer equipment	0	(5,034)	(5,034)
Expenditures on resource property - shares	0	0	(12,324)
Cash Used in Investing Activities	0	(5,034)	(17,358)

Financing Activities
Common shares issued	0	156,000	276,000
Subscriptions received	0	0	237,150
Cash Provided by Financing Activities	0	156,000	513,150

Inflow (Outflow) of Cash	(83,601)	(15,140)	51,461
Effect of Exchange Rate Change on Cash Balance held in Foreign Currencies	35,466	0	29,770
Cash, Beginning of Year	129,366	151,520	0

Cash, End of Period	$ 81,231	$ 136,110	$ 81,231

Non-Cash Financing Activity
Common stock issued for property	$ 45,000	$ 0	$ 317,500

Supplemental Disclosures
Interest paid	0	0	0
Income taxes paid	$ 0	$ 0	$ 0

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

  OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise. The Company is in the exploration stage and follows the provisions of Statement No. 7 of the Financial Accounting Standards Board ("FASB").

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

8

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

2. GOING-CONCERN (Continued)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

The Company has a working capital deficit of $365,791 (December 31, 2006 - $199,927), has accumulated losses during the exploration stage of $856,551 (December 31, 2006 - $690,179), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

3. RESOURCE PROPERTIES

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

3. RESOURCE PROPERTIES (Continued)

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

The Company must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, $250,000 in the first year (extended to February 1, 2008 in consideration of 100,000 common shares of the Company, fair valued at $0.45 per share).

4. RELATED PARTY TRANSACTIONS
    As at June 30, 2007, the total balance owing for investor relations by the son of the president of the Company was $48,239 (December 31, 2006 - $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.
    As at June 30, 2007, the president is owed $145,339 (December 31, 2006 - $145,339), which amount is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

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

Plan of Operations.

Newport is a pre-exploration company incorporated under the laws of the State of Nevada on July 16, 2003. We commenced our business operations in 2006.

Burnt Basin, B.C.

Although most of the work to date has been compilation, some rock sampling and geologic mapping, an airborne survey was commissioned during the second quarter which consisted of magnetics and electromagnetic over part of the property ( the main mineralized area) across lines spaced every 100 meters. We are awaiting the final report by Aeroquest as well as an independent interpretation.

In addition to the above, just before the end of the 2nd quarter of 2007 the mineralized area was covered by soil sampling and sampled for lead , zinc, silver , copper and gold. These results are being received and will be plotted , contoured, and interpreted soon as possible.

A team of prospectors has been engaged to sample all outcrops not yet sampled and search for old showings mentioned in old geologic reports but not yet found. During the 3rd quarter of 2007, ground geophysics and detailed mapping is planned. When all results have been received and compiled, power trenching is planned over anomalous areas. A diamond drill program will follow.

China

During the second quarter of 2007 a deep probed I.P. survey commenced over a portion of the property where near surface I.P. anomalies had been defined last year to search for anomalies at depth below the oxidized zone.

No results are yet available, but will be released when all data has been received and interpreted.

Inner Mongolia Property

On November 17, 2006, Newport acquired an option to earn a 20% interest in a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China (the "Inner Mongolia Property"). This property is held by Noront Resources Ltd. ("Noront" NOT TSX-V) through BaoTou Noront Mineral Development Co. and consists of 5.16 km (2) situated about 100 km north of BaoTou City. The option agreement is subject to an underlying agreement dated February 1, 2006 between Noront and the optionors. In order to earn its interest in the property, Newport issued 2,200,000 common shares to the optionors and an additional 300,000 common share to Noront at $0.10 per share. Newport also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted Newport a first right of refusal on acquiring the remainder of their 50% interest for a period of one year. Newport must issue a total of 800,000 common shares to Noront by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration expenditures by February 1, 2007. Newport received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of Newport, fair valued at $0.45 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Inner Mongolia Property (Continued)

Newport has recently received a geological report on the Inner Mongolia Property prepared by Newport's Consulting Geologist Daniel Huang M.Sc. Diamond drilling on the Inner Mongolia Property is planned during the summer of 2007. In order to proceed with this project, Newport will have to raise at least $ 300,000 through private placements or other capital avenues.

Off-Balance Sheet Arrangements

As of June 30, 2007, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the six months ended June 30, 2007 was $166,372, compared to $184,420, for the six-month period ending June 30, 2006.

Most of the loss for the current period is due to geological consulting fees totaling $121,655. Office and travel expenses were $6,304 compared to $26,206 for the same six-month period ended June 30, 2006. Accounting and legal expenses were $35,279 compared to $22,419 for the same six-month period ended June 30, 2006. Salaries expenses were $0 compared to $110,000 for the same six-month period ended June 30, 2006.

Liquidity and Capital Resources Liquidity

As of June 30, 2007, the Company had total cash on hand of $81,231. Newport also had $456,326 in liabilities of which $193,578 is owed to related parties and $262,748 is owed for accounts payable.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Newport's Registration Statement on Form SB-1, as amended, filed with the SEC on June 8, 2005.

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

Changes in Internal Control over Financial Reporting

There was no change during the quarterly period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits exist at June 30, 2007, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Newport issued 100,000 shares of its common stock on April 12, 2007, to Noront as consideration for Noront granting an extension to February 1, 2008, to spend the required $250,000 USD of exploration monies on the Inner Mongolia Property.

The issuance made by Newport to Noront was completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933 on the basis that the issuance of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. Newport did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the shares. Noront represented to us that they were not a US person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a US person. The agreement executed between us and Noront included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the US unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. Noront agreed by on receipt of the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration, under the Securities Act of 1933, or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. The share certificate issued to Noront was endorsed with a restrictive legend.

Use of Proceeds

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

PART II - OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS

Exhibits

The following Exhibits are furnished as part of this Form 10-QSB, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.1	Burnt Basin mineral claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.2	Option Agreement to Acquire Burnt Basin Mineral Claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.3	Addendum Agreement (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.4	Option Agreement to Acquire Inner Mongolia Mineral Claims
10.5	Amendment Agreement to Acquire Inner Mongolia Mineral Claims
21	List of Subsidiaries (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15(d)-14
31.2	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15(d) -14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the US Code
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the US Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEWPORT GOLD, INC.

Date: August 20 , 2007	/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

Date: August 20, 2007	/s/ John Arnold
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer