Form 10QSB
period 2007-09-30
Newport Gold, Inc.
filed 2007-11-14
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 333-115550
NEWPORT GOLD, INC.
(Name of small business issuer as specified in its charter)
NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
15,175,000 common shares issued and outstanding as of November 12, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

Newport Gold, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2006, in the Form 10KSB and filed with the SEC on April 20, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(US Dollars)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

Assets

Current
Cash	$ 70,580	$ 129,366
Prepaid expenses	9,304	0

	79,884	129,366

Long-Term
Mining claims	385,903	285,576
Computer equipment, less
accumulated amortization
of $2,266 ($1,510 in 2006)	3,090	3,390

Total Assets	$ 468,877	$ 418,332

Liabilities and Stockholders' (Deficit) Equity

Current
Accounts payable	$ 206,299	$ 135,715
Due to related parties (note 4)	193,578	193,578

	399,877	329,293

Loan Payable (note 5)	200,000	0

Total Liabilities	599,877	329,293

Stockholders' (Deficit) Equity

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
15,175,000 and 15,075,000 Common shares at September 30, 2007 and December 31, 2006, respectively	15,175	15,075
Additional paid-in capital	815,475	770,575
Other Comprehensive Income (Loss)	49,332	(6,432)
Accumulated Deficit	(1,010,982)	(690,179)

Total Stockholders' (Deficit) Equity	(131,000)	89,039

Total Liabilities and Stockholders' (Deficit) Equity	$ 468,877	$ 418,332

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(US Dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Cumulative Period From July 16, 2003 (Inception) through September 30,
	2007	2006	2007	2006

2007

Expenses
Salaries	$ 0	$ 110,000	$ 0	$ 0	$ 110,000
Accounting and legal	77,959	35,753	42,680	13,334	206,446
Investor relations (note 4)	0	13,390	0	0	114,525
Expenditures on resource property (note 3)	0	0	0	0	53,465
Office and travel	12,811	34,572	6,507	14,034	87,724
Geological consulting fees	216,865	26,719	95,210	15,069	420,854
Filing fees and transfer agent	12,392	0	9,766	0	22,971
Amortization expenses	776	1,132	268	377	2,286
Foreign exchange gain	0	0	0	0	(7,289)

Net Loss	320,803	221,566	154,431	42,814	1,010,982
Other Comprehensive (Income) Loss	(55,764)	3,263	(25,755)	(2,375)	(49,332)

Total Comprehensive Loss	$ 265,039	$ 224,829	$ 128,676	$ 40,439	$ 961,650

Loss Per Share	$ 0.02	$ 0.02	$ 0.01	$ 0.00

Weighted Average Number of Shares Outstanding	15,137,637	11,375,000	15,175,000	11,375,000

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Other Comprehensive Income (Loss)	Accumulated Deficit During Exploration Stage	Total Stockholders' (Deficit) Equity

Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Share subscriptions
- cash
Common shares issued
for cash	12,575,000	12,575	523,075	0	0	0	535,650
Common shares issued
for mining claims	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	0	0	0	(259,650)	0	0	(259,650)
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006	15,075,000	15,075	770,575	-	(6,432)	(690,179)	89,039
Common share issued
for mining claims	100,000	100	44,900	0	0	0	45,000
Translation adjustment	0	0	0	0	55,764	0	55,764
Net loss	0	0	0	0	0	(320,803)	(320,803)
Balance,
September 30, 2007	15,175,000	$ 15,175	$ 815,475	$ 0	$ 49,332	$ (1,010,982)	$ (131,000)

                                                                                                 See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period From July 16, 2003 (Inception) through September 30, 2007
	2007	2006

Operating Activities
Net loss	$ (320,803)	$ (221,566)	$ (1,010,982)
Item not involving cash:
Depreciation	776	1,132	2,286

Operating Cash Flow	(320,027)	(220,434)	(1,008,696)

Changes in Operating Assets and Liabilities
Prepaid expenses	(8,378)	(40,000)	(8,352)
Accounts payable	42,601	5,598	271,101
Due to related parties	(29,892)	36,586	159,605
Cash Used in Operating Activities	(315,696)	(218,250)	(586,342)

Investing Activities
Computer equipment	0	(5,034)	(5,034)
Expenditures on resource property - shares	0	0	(12,364)
Cash Used in Investing Activities	0	(5,034)	(17,398)

Financing Activities
Loan proceeds	180,091	0	180,091
Common shares issued	0	156,000	276,000
Subscriptions received	0	0	237,150
Cash Provided by Financing Activities	180,091	156,000	693,241

Inflow (Outflow) of Cash	(135,605)	(67,284)	89,501
Effect of Exchange Rate Change on Cash Balance held in Foreign Currencies	76,819	(3,293)	18,921
Cash, Beginning of Period	129,366	151,520	0

Cash, End of Period	$ 70,580	$ 80,943	$ 70,580

Non-Cash Investing and Financing Activity
Common stock issued for property	$ 45,000	$ 0	$ 317,500

Supplemental Disclosures

Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

                                                                                                                See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

1.             OPERATIONS AND BASIS OF PRESENTATION

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

          These condensed consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc., incorporated under the laws of the province of Ontario, Canada. All intercompany transactions and balances have been eliminated.

          Recent accounting pronouncements

(i)                   FAS 157, "Fair Value Measurements".  This new standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company expects that this new pronouncement will have no impact on the Company's condensed consolidated financial statements.

(ii)                 FAS 159, "Fair Value Option for Financial Assets and Financial Liabilities".  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company expects that this new pronouncement will have no impact on the Company's condensed consolidated financial statements.

2.             GOING-CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
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

The Company has a working capital deficit of $319,993 (December 31, 2006 - $199,927), has accumulated losses during the exploration stage of $1,010,982 (December 31, 2006 - $690,179), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

3.             RESOURCE PROPERTIES

The Company adopted the provisions of EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets", and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets.  Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

(a)                 On June 18, 2003, the Company entered into an option agreement to acquire nine mineral claims consisting of 47 units, each unit consisting of approximately 25 hectares, title to which is held by an unrecorded warranty deed. The mineral claims are located 25 kilometres northeast of the city of Grand Forks, British Columbia, Canada, known as the Burnt Basin mineral claims numbered 393541, 393542, and 393681 to 393687. The option agreement is subject to an underlying agreement dated July 29, 2002 between the property owners and the optionor.

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock. The Company also had to incur exploration expenses totaling $215,000 (Cdn $250,000) over a three-year period, ending June 18, 2006 (extended to June 18, 2008).

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

3.             RESOURCE PROPERTIES (Continued)

(b)        By an agreement dated November 17, 2006, the Company acquired an option to earn a 20% interest of a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China.

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

4.            RELATED PARTY TRANSACTIONS

(i) As of September 30, 2007, the total balance owing for investor relations by the estate of the son of the president of the Company was $48,239 (December 31, 2006 - $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.

(ii) As of September 30, 2007, the president is owed $145,339 (December 31, 2006 - $145,339), which amount is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

All transactions with related parties are in the normal course of operations and are measured at the exchanged amount, which is the amount of consideration agreed to between the parties.

5.             LOAN PAYABLE

The Company's loan payable is without interest or stated terms of repayment and is unsecured.

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

Burnt Basin, B.C.

Results to date show a large zinc, lead, copper, silver soil geochemical  anomaly 200-400 meters in width and over 1km in length.  Within this area untested airborne conductors have been found as well as many random occurring outcrops which have yielded many values in excess of 12% combined lead and zinc.  The latter outcrops also contain silver, copper and gold values.

Numerous other smaller zinc, lead, copper, gold soil geochemical anomalies were defined elsewhere on the grid, many of which are unrelated to any know mineralization.  A strong 100m x 150m copper- gold soil anomaly was also defined several hundred meters to the northwest of the Upper Eva Bell showing, which is also unrelated to any known mineralization.

A new discovery of sphalerite-magnetite mineralization was made 800 meters to the northwest of the Halifax Zone with values to 15.4% zinc.

Unexpected Area:   A new discovery of massive galena mineralization was also made, 1km north of the Halifax zone with values to 51.5% lead, 1.3 % zinc and 327g/t silver.  A second area of mineralization, 200 meters to the north, returned values to 1.03% zinc and a third area of mineralization a further 250 meters to the north, returned values to 17.1 g/t gold, 15.4 g/t silver, 1% lead and 0.6% zinc.

Contact Area:  High precious metals values to 59 g/t gold and 74.9 g/t silver were obtained from sampling at the Contact Zone.  This zone was discovered during the 2005 work program.

Hastings Area:  A historically known area of massive magnetite-sphalerite mineralization was located, 500 m south of the Halifax, with values to 32.3% zinc returned from samples collected.

Burnt Basin Area: A new quartz vein discovery was made, 1 km west of the Motherlode, with values to 4.6 g/t gold.

Aldeen area:  A new quartz vein discovery was made, 1km north of the Eva Bell, with values to 4.9g/t gold.

Field work was carried out under the supervision of Linda Caron M.Sc. Geology.

China

A deep Induced Polarization survey was commenced over a portion of the property where near surface I.P. anomalies had been defined last year.  The purpose is to define anomalies at depth below the oxidized zone.

No results are available yet but will be released when all the data has been received and interpreted.

Inner Mongolia Property

On November 17, 2006, Newport acquired an option to earn a 20% interest in a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China (the "Inner Mongolia Property"). This property is held by Noront Resources Ltd. ("Noront" NOT TSX-V) through BaoTou Noront Mineral Development Co. and consists of 5.16 km (2) situated about 100 km north of BaoTou City. The option agreement is subject to an underlying agreement dated February 1, 2006 between Noront and the optionors. In order to earn its interest in the property, Newport issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to Noront at $0.10 per share. Newport also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors' interest in the property. The optionors also granted Newport a first right of refusal on acquiring the remainder of their 50% interest for a period of one year. Newport must issue a total of 800,000 common shares to Noront by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration expenditures by February 1, 2007.  Newport received an extension on completing the required expenditures to February 1, 2008 in consideration for 100,000 shares of Newport, fair valued at $0.45 per share.

Newport has recently received a geological report on the Inner Mongolia Property prepared by Newport's Consulting Geologist Daniel Huang M.Sc. Diamond drilling on the Inner Mongolia Property is planned during the summer of 2007. In order to proceed with this project, Newport will have to raise at least $300,000 through private placements or other capital avenues.

Off-balance sheet arrangements

As of September 30, 2007, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the nine months ended September 30, 2007, was $320,803, compared to a loss of $221,566, for the nine month period ending September 30, 2006.

Most of the loss for the current period is due to geological consulting fees totaling $216,865 ($26,719 - September 30, 2006).  Accounting and legal expenses were $77,959 compared to $35,753 for the same nine-month period ended September 30, 2006. Office and travel expenses were $12,811 compared to $34,572 for the same nine month period ended September 30, 2006.  .

Liquidity and Capital Resources

As of September 30, 2007, the Company had total cash on hand of $70,580 ($80,943 - September 30, 2006). Newport also had $599,877 in liabilities ($329,293 - September 30, 2006) of which $193,578 is owed to related parties ($193,578 - September 30, 2006) and $206,299 is owed for accounts payable ($135,715 - September 30, 2006).

Management estimates that Newport will need approximately $590,000 over the next twelve months to follow through with its plan of operation. Newport has budgeted $50,000 for legal expenses, $50,000 for accounting and audit expenses, $75,000 for administration, $60,000 for office, $20,000 for travel expenses, $200,000 for Burnt Basin exploration costs, $200,000 for exploration work on the Mongolia Property and $15,000 for transfer agent expenses. Newport intends to raise additional capital through additional private placements of its equity securities and, if available on satisfactory terms, debt financing to achieve our goals and objectives for the next twelve months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that this new pronouncement will have no impact on the Company's condensed consolidated financial statements.

FAS 159, "Fair Value Option for Financial Assets and Financial Liabilities".  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company expects that this new pronouncement will have no impact on the Company's condensed consolidated financial statements.

Critical Accounting Policies

The Company adopted the provisions of EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets", and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

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

ITEM 3: CONTROLS AND PROCEDURES

A.    DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Based on the management's evaluation (with the participation of the Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to provide reasonable assurance that information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting: There was no change in the Company's internal control over financial reporting (as required by the Exchange Act) during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

B.  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  There was no change in the Company's internal control over financial reporting (as required by the Exchange Act) during the last quarterly period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken or may occur and not be detected.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the nine months ended September 30, 2007, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Newport issued 3,025,000 shares of its common stock on August 7, 2007,  to earn an additional 30% interest in a 50% interest originally held by nine individual optionors (the "Original Holders") in certain mineral exploration rights located in Inner Mongolia, China (the "Property").

In November 17, 2006, the Registrant acquired an option to earn a 20% interest in a 50% interest held by the Original Holders of this same Property. Under the November Agreement the Original Holders had granted the Registrant a first right of refusal on acquiring the remainder of their 50% interest for a period of one year. The Registrant exercised this right through the August Agreement. The Registrant now owns an option to earn a 50% interest in the Property.

The August Agreement and November Agreement are subject to an underlying agreement dated February 1, 2006 between the vendor of the Property and the Original Holders (the "February Agreement"). Under the terms of the February Agreement, the Registrant must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued) and incur $250,000 of exploration expenditures by February 1, 2007. The Registrant received an extension on completing the required expenditures to February 1, 2008 subsequent to signing the November Agreement in consideration for the issuance of 100,000 shares of the Registrant.

The Original Option Holders and vendor of the Property are all at arm's length with respect to each other and are not related to the Registrant (i.e. Directors or Officers) and no person or party is an U.S. resident/citizen or entity.

The issuance made by Newport to the Original Holders was completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933 on the basis that the issuance of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S.  Newport did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The Original Holders represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and the Original Holders included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The Original Holders agreed by on receipt of the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. The share certificates issued to the Original Holders were each endorsed with a restrictive legend.

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

NEWPORT GOLD, INC.

Date: November 14, 2007	"Derek Bartlett"
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

Date: November 14, 2007	"John Arnold"
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer