Form 10KSB
period 2007-12-31
Newport Gold, Inc.
filed 2008-04-15
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 333-115550
NEWPORT GOLD, INC.
(Name of small business issuer as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 – 1495 Ridgeview Drive, Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number (905) 542-4990

Securities registered under section 12(b) of the Exchange Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

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

As of March 26, 2008, the aggregate market value of equity shares held by non-affiliates was			$2,312,200

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
18,586,500 common shares issued and outstanding as of March 27, 2008

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

TABLE OF CONTENTS

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

Our Business

We are a start-up, pre-exploration-stage company, and have not yet generated or realized any revenues from our business operations.. We have no intentions of merging with any other company or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the rules of the Securities Act of 1933.  We must raise additional capital in order to continue to implement our plan and stay in business

On June 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of 47 units in British Columbia, Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to 393687. The Burnt Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002.  Subject to that agreement, Mr. Carson is to receive US $10,006 (CDN $10,000) each September as an advance net smelter return royalty and has received US $42,816 (CDN$ 50,000) to December 31, 2007.  This agreement is by way of a one page document.  Mr. Baran has been paid US$12,364 (CDN $17,000) and will receive no further payments from Newport other than any Net Smelter Return royalties that may be required to issued to Mr Baran in the future.  This payment is not a finder's fee.  It is payment for optioning Mr. Baran's rights to the Burnt Basin mineral claims to Newport.  Under the option agreement with Mr. Baran, Newport has also agreed to issue Mr. Carson (100,000) shares of Newport's common stock and Mr. Baran (125,000) shares of Newport's common stock.  These shares were issued to Messrs. Baran and Newport in January 2006.

Under the terms of Newport's option agreement, Newport can acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return ("NSR") royalties (totaling 2%), and cash and share payments totaling US $12,364 (CDN $17,000) and 225,000 shares. Other than the pre-paid NSR royalties discussed below, NSR royalties are only paid if and when a viable mining operation is established.  Newport must also incur exploration expenses totaling US $252,194 (CDN $250,000) over a 3 year period, ending June 18, 2006.  The Company received an extension on completing the required expenditures to June 18, 2008.  The first NSR royalty consists of a 1% NSR, payable to John Carson, which obligation to pay has been capped at US $252,194 (CDN $250,000) under the contract between the parties.  Newport has agreed to make an annual payment of US $10,006 (CDN $10,000), as prepaid, NSR royalties, beginning in September of 2003. A further 1% NSR is payable to Steve Baran.  The prepaid portion of the NSR royalties will not be returned if no viable mining operation is established. Newport can elect to acquire one half (1/2) of the 1% NSR to Steve Baran for the sum of US $504,388 (CDN $500,000).  Newport would only acquire this interest if it looked like it would be more advantageous financially for Newport to purchase the NSR royalty interest Mr. Baran holds than to continue to make this NSR if a viable mine is established. Newport is under no obligation to acquire ½ of the 1% NSR royalty interest Mr. Baran holds.

Once Newport has expended the requisite $252,194 in exploration expenses on the property it can record the warranty deed and obtain a 100% undivided interest in the mineral claims. Newport is not required to make any royalty payments prior to it obtaining a 100% interest in the mineral claims. Newport will need to re-domesticate its existing Canadian subsidiary to BC or incorporate a BC subsidiary company before it can register this interest.

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

In addition to the 2,200,000 shares, the Company must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) and incur $250,000 of exploration expenditures by February 1, 2007.  The Company received an extension on completing the required expenditures to February 1, 2009 in consideration for 100,000 shares of the Company.

On August 7, 2007 the company issued 3,011,500 shares for the remaining 30 % interest in the China Property in addition the company issued 300,000 shares to the Vendor as part of the second year obligation.  The company now has an option to earn a 50% interest in the China Property.

To date we have performed surface trenching and sampling and airborne geophysics and some ground magnetic geophysics on our Burnt Basin Property.  In Mongolia, China we have completed extensive sampling and 2 programs of geophysical testing.  We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We intend to try to develop any mineral deposits we find ourselves, if any, or enter into a joint venture with another mining company with more experience at that stage of operation.

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

Newport had previously commissioned and obtained a technical reports by Linda Caron, M.Sc., P.Eng., for the years 2003 through to 2007. to provide an to up date  summary of previous exploration work on the property and to make recommendations for further exploration work.

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

Other Regulation

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

Reports to Securities Holders

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

 Item 2. Description of Property

Mining Properties – General

Burnt Basin.  On July 18, 2003, Newport entered into an option agreement with Steve Baran to acquire nine minerals claim consisting of 47 units in British Columbia, Canada known as the Burnt Basin mineral claims numbers 393542, 393541, 393681 to 393687. This option agreement is not recorded in the BC Mining Office. The Burnt Basin Property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002. Under the terms of Newport's option agreement, Newport can acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling US $12,364 (CDN$ 17,000) and 225,000 shares. Newport must also incur exploration expenses totaling US $252,194 (CDN$ 250,000) over a 3 year period, ending June 18, 2006.  The Company has received an extension on completing the required expenditures June 18, 2008. The first NSR royalty consists of a 1% NSR payable to John Carson capped at US $252,194 (CDN $250,000), that will be provided by making annual US $10,006 (CDN $10,000) prepaid NSR payments beginning in September of 2003.  A total of $42,816 (CDN$ 50,000) has been paid to December 31, 2007.  A further 1% NSR is payable to Steve Baran, of which Newport can acquire one half of the 1% NSR to Steve Baran for the sum of US $504,388 (CDN$500,000).

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

Mongolia.  On November 17, 2006, the Company acquired an option to earn a 20% interest of a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China. In August 2007 the company acquired an additional 30 % interst to now hold a full 50% option interest.   The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors.  In order to earn its interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common share to the vendor of the property at $0.10 per share.  The Company also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors' interest in the property.  The optionors also granted the Company a first right of refusal on acquiring the remainder of their 50% interest for a period of one year.  In addition to the 2,200,000 shares the Company must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration expenditures by February 1, 2007. The Company received an extension on completing the required expenditures to February 1, 2009 in consideration for 100,000 shares of the Company.

To date we have performed preliminary sampling and geophysics on both the Burnt Basin and Mongolia properties.  Newport commissioned and obtained  technical reports in 2003 through to 2007 which included recommendations for further work.

Burnt Basin Property

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

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Burnt Basin mineral claims is one such acquisition. Accordingly, fee simple title to the Burnt Basin mineral claims resides with the Crown. The Burnt Basin mineral claims is a mining lease issued pursuant to the British Columbia Mineral Act to Mr. John Carson. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The Burnt Basin mineral claims is unencumbered and there are no competitive conditions which affect the Burnt Basin mineral claims. Further, there is no insurance covering the Burnt Basin mineral claims. We believe that no insurance is necessary since the Burnt Basin mineral claims is unimproved and contains no buildings or improvements.

Claim Status.

The name, tenure number, date of recording and expiration date of the Burnt Basin mineral claims is as follows:

Claim Name	Tenure Number	Units	Expiry Date
Molly Gibson	393541	20	December 30, 2015
Motherlode	393542	20	December 30, 2015
Lode #1	395681	1	December 30, 2015
Lode #2	395682	1	December 30, 2015
Lode #3	395683	1	December 30, 2015
Lode #4	395684	1	December 30, 2015
Lode #5	395685	1	December 30, 2015
Lode #6	395686	1	December 30, 2015
Lode #7	395687	1	December 30, 2015

The Burnt Basin mineral claims consists of forty-seven units, each unit consists of 500 x 500 meters or 25 hectares (a hectare is approximately 61 acres) or an aggregate total of approximately 1,175 hectres, title to which is held by an unrecorded warranty deed. The Burnt Basin mineral claims was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the Burnt Basin mineral claims is not located in an environmentally sensitive region. The Burnt Basin property is not a raw, grass-roots type property; rather there has been considerable previous exploration on the property.  This exploration work indicated the potential for discovery of gold mineralization.  The terms of the option were considered to be reasonable, given the extent of this previous work and the potential for mineralization on the claims.  The property is situated in an area designated by the Province of British Columbia as ‘open' for mineral exploration and as such is not deemed to be environmentally sensitive, or a ‘Special Management Zone'.  Therefore, there are no special, additional conditions imposed on exploration and development on the property.

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

Location and Access.

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

See maps on following pages.

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

Inner Mongolia Property

Property Description and Location

The Inner Mongolia Copper Gold Property is located about 100 km north Baotou City, Inner Mongolia Autonomous Region, China or 10 km northeast Xingshunxi Township, Guyang County, Baotou City, Inner Mongolia Autonomous Region, China.  The property covers 5.16 km2 with the exploration license number 1500000430710.  The renewed exploration license expiration date is on November 3, 2007; the license renew application has been submitted to the China Ministry of Land and Resources in September of 2007; and expiration date of the new license will be November 3, 2009.  The property owner is Baotou Noront Mineral Development Co., Ltd., a foreign investment company, which is a limited company under the laws of People's Republic of China.

Accessibility, Climate, Local Resources, and Infrastructure

The Inner Mongolia Gold Rich Copper Property is located some 600 kilometers northwest of Beijing and 100 kilometers north of the city of Baotou (population of 1.5 million). Baotou is the most important industrial city in the Inner Mongolia Autonomous Region of northern China.  Baotou is serviced by daily scheduled airline flights from Beijing.

The property area is readily accessed from Baotou on a provincial level (high grade) paved high way north for approximately 100 kilometers and then east on several paved and mostly dirt roads for approximately 20 kilometers. Depending on traffic and weather conditions, total driving time is from 1 to 2 hours. The Jeep can drive directly to the property area.

The Exploration Permit area is characterized by gently rolling hills with elevations ranging from 1550 to 1750 meters above sea level. The climate is semi-desert with average annual precipitation of 230 millimeters. The summers are dry and comfortable with temperatures rarely exceeding 30 °C. The winters are cold and windy with temperatures down to -25°C. Winter conditions prevail from early October through mid-March but snowfall is minimal.

The Location of TieJiangYingZi (TJYZ) Cu-Au Property and Oyu Tolgoi

The location of TieJiangYingZi Property

Geological Setting

Regional Geology. The TJYZ gold rich copper property is located within the North China Gold Belt extending along the northern margin of the North China Craton, where Proterozoic and Phanerozoic rifting, subduction and collision occurred.

Local geology. The property area is located in the west part of Inner Mongolia platform uplift (Ⅰ2) and the south of Langshan-Bayan Obo platform margin sag (Ⅰ5) of North China platform (Ⅰ).

Inner Mongolia Tectonic Setting

1:200,000 Geological Map

Inner Mongolia Copper Gold Property is located at the ductile shear zone which is closely related to the gold mineralization in the north of Inner Mongolia.  The shear zone and the mineralization structures in the Inner Mongolia Copper Gold Property are all strike at EW direction.  The existing Laoyanghao Gold Mine at the shear zone is located 6km west of  Inner Mongolia property and is the same type of gold.  (see following map)

Property Geology

Based on the 1:5,000 geological mapping conducted in 2006, the late Variscan age light yellow mid and fine grained porphyry biotite granites expose in the southern part of the property area; the grano diabase outcrops occur in the northern property area; the mid portion of the property area is covered by farmlands.

The schistosity cleavages are clearly well developed at striking east west direction in the granite mass of the south area, in which the dense schistosity cleavage zones are also found in some locations. The schistosity cleavage zones has a close relationship with the gold and copper mineralization and may correlate to the regional east west direction ductile shear zone as in the Figure.

Mineralization

The sampling and mapping works in 2005 and 2006 showed that gold rich copper mineralization occurs both as disseminations and vein systems within the altered intrusive complex.  Gold assays were generally low (less than 1 g/mt) but the copper values were generally around 1%.

Exploration; Deep-Probe Induced Polarization Survey

The results of the 2006 geophysical survey and geological mapping were not enough to justify a drilling program to test its potential for a large-tonnage gold-rich copper deposit.  Therefore a deep-probe IP survey was considered and executed in the year 2007 exploration plan to provide further information underground to identify the diamond drilling targets.

Copper assay results from grab samples and chip samples are generally around 1%. Gold assays were generally low (less than 1 g/mt).  Two select grab samples returned assays of 1,715.8 and 11.9 g/mt Au.

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

Item 3. Legal Proceedings

We were not a party to any legal or regulatory proceedings in the fiscal year ended 2007 nor are we aware of any such proceedings pending.

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

Quarter Ended(1) (2)	High	Low
December 31, 2007	$0.60	$0.20
September 30, 2007	$0.65	$0.30
June 30, 2007	$1.01	$0.30
March 31, 2007	$1.01	$0.45
December 31, 2006	$0.62	$0.50
September 30, 2006	N/A	N/A
June 30, 2006	N/A	N/A
March 31, 2006	N/A	N/A
December 31, 2005	N/A	N/A
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	The Company was originally first quoted on the OTCBB on October 12, 2006 under the symbol "NWPG".

Holders of Common Stock

As of March 27, 2008, we had 174 stockholders of record holding 18,586,500 shares of common stock.

Dividend Policy

No dividends have been paid to date and none is expected to be paid in the foreseeable future.

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6. Management Discussion and Analysis

Forward Looking Information.

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

Plan of Operations

Burnt Basin Property

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

 A very large number of mineral occurrences are referenced in historic records concerning the Burnt Basin property. The known showings include massive lead-zinc-silver mineralization as well as gold-silver bearing quartz and/or massive pyrrhotite-pyrite veins. Most of the known areas of mineralization have had little or no recent exploration and most are untested by diamond drilling. A 2-Phase, $800,000 exploration program is proposed for the Burnt Basin property. The mandate of Phase 1 of the proposed phased exploration program is to locate, sample and assess all of the known areas of mineralization, to search for new areas of mineralization on the property, and to prioritize the showings for further work. High priority areas will be followed up in Phase 2 of the proposed program, by trenching and diamond drilling. The Phase 2 program is contingent on the results of Phase 1.

Most of the areas of known lead-zinc-silver mineralization on the property occur within a 1.5 kilometer long, east-west trending zone, in the east-central part of the property. The showings are similar in character, with mineralization consisting of sphalerite &/or galena with up to 30% magnetite and with lesser chalcopyrite and pyrrhotite, typically within banded argillaceous limestone. Mineralization is generally fine-grained and massive. It occurs as relatively thin, stacked, often discontinuous, lenses and pods. Mineralization is most often conformable to bedding in the limestone, but it may also be cross-cutting. It is frequently associated with intrusive contacts between the limestone and various dykes, sills or plugs. In general, there is little noticeable alteration associated with the mineralization.

Gold-silver showings include lenses or pods of massive pyrite-pyrrhotite, hosted within limestone and metasediments, in a similar setting to the lead-zinc-silver mineralization described above. Auriferous quartz veins also occur, within the sediments and within a large intrusive that cuts the sediments to the north.

Although many areas of mineralization are known from historic records, their precise location remains unknown. A compilation of historic data, followed by detailed prospecting and rock sampling will help to relocate these areas of interest. Given recent logging disturbance and new road exposures, detailed prospecting may also be successful at identifying new areas of mineralization, undetected by the historic work on the property. A combination of geophysics (airborne and ground), geology and geochemistry will be used to prioritize targets, and to provide the definition needed for follow-up trenching or drilling. Geological mapping will provide information regarding orientation, extent and controls of mineralization, so that follow-up trenching and diamond drilling can be effectively done. Given the high sulfide and magnetite content of the lead-zinc-silver mineralization, a combination of magnetic signature and conductivity should be an effective exploration tool. Soil geochemistry will help locate areas of near surface mineralization.

A 2-Phase, $800,000 exploration program is proposed for the property. Phase 1 (approximately $260,000) of the proposed exploration program was initiated in the spring of 2007. A compilation of historic data on the property was completed during the winter-spring of 2007, to identify and prioritize areas requiring further work. A helicopter-borne magnetometer and time-domain electromagnetic geophysical survey was flown over the property in April 2007. Ground work was initiated in May 2007. Property-wide prospecting and rock sampling was undertaken. The mandate of the prospecting and sampling program was to locate historic showings known from the compilation program, to search for new areas of mineralization, and to characterize mineralization and prioritize areas for further work. A detailed exploration grid was established over the central part of the property, and soil sampling was done over the grid. A contract has been signed with Scott Geophysics Ltd. for a ground magnetometer survey over the same grid. This survey was completed in October 2007. Preliminary trenching also planned as part of the Phase 1 program, to follow-up geochemical and geophysical anomalies was commended in  October 2007.

Phase 2 (approximately $540,000) of the proposed exploration program will be initiated in the spring of 2008, to follow-up on the results of the Phase 1 program. Phase 2 is contingent on the results of Phase 1, and includes follow-up prospecting and rock sampling, plus additional trenching to test geochemical and geophysical anomalies, followed by diamond drilling.

PHASE 1: May - November 2007

Compilation of Historic Data	=	$15,000

Geology & Geochemistry
Prospecting & Geological Mapping	=	$30,000
Rock Geochemistry	=	$20,000
Soil Geochemistry (including grid work)	=	$55,000
		$105,000
Geophysics
Airborne Geophysics	=	$60,000
Ground Magnetometer Survey	=	$15,000
		$75,000

Trenching/Stripping
Excavator costs	=	$40,000
Analytical costs	=	$10,000
		$50,000

Reporting	=	$15,000

PHASE 1 TOTAL:		$260,000

PHASE 2: May - November 2008

Geochemistry
Follow-up prospecting and sampling	=	$20,000

Trenching/Stripping
Excavator costs	=	$40,000
Analytical costs	=	$10,000
		$50,000

Diamond Drilling
3000 meters @ $100/meter		$300,000
Mobilization costs		$10,000
Support costs - logging, sampling core, site preparation		$95,000
Analytical costs		$50,000
		$455,000

Reporting	=	$15,000

PHASE 2 TOTAL:		$540,000

Work on the Burnt Basin property has been done under the supervision of consulting geologist Linda Caron, M.Sc., P.Eng,. Ms. Caron obtained a B.A.Sc. in Geological Engineering (Honours) in the Mineral Exploration Option, from the University of British Columbia (1985) and graduated with an M.Sc. in Geology and Geophysics from the University of Calgary (1988). She has practised her profession since 1987 and has worked in the mineral exploration industry since 1980. Since 1989, she has done extensive geological work in Southern B.C., both as an employee of various exploration companies and as an independent consultant. She is a member in good standing with the Association of Professional Engineers and Geoscientists of B.C. with professional engineer status, and a Qualified Person in British Columbia under the definition of National Instrument 43-101. Geological work on the property, including trench mapping and drill core logging, will be done by Ms. Caron.

John Boutwell, Terry Pidwerbeski and Alfieda Elden, experienced local prospectors, have completed the prospecting and rock sampling portion of the Phase 1 program, and will continue to provide assistance for the proposed trenching and drilling programs. Grid work and soil sampling was done, under contract, by Hendex Exploration Services Ltd. of Prince George, B.C. The airborne geophysical survey was flown by Aeroquest Ltd. of Mississauga, Ontario, with interpretation of data by Condor Consulting of Denver, Co. The ground magnetometer survey, planned for October 2007, will be completed by Scott Geophysics Ltd. of Vancouver, B.C. Lime Creek Logging of Grand Forks, B.C. will provide equipment and equipment operators for the trenching portion of the program. A qualified drill contractor will be contracted for the proposed diamond drill program.

 Work to date on the Burnt Basin property has included select rock sampling from surface exposures. All rock sample locations have been marked in the field with flagging, on which the sample number has been written. Data was collected for each sample taken, including the sample location, and a description of the extent and nature of the mineralization. Sampling was not intended to provide a representative indication of size or grade of the system, but rather as a first-pass approach to provide that information necessary to locate and characterize the mineralization, to understand any zonation within the mineralizing system and to identify and prioritize targets for follow-up trenching and drill testing. Due to lack of exposure, it was generally not possible to collect representative chip samples from outcrop, or to accurately determine true width of mineralized zones. Rock samples were typically select grab samples from outcrop, subcrop or from the dumps of historic workings, collected at irregular intervals. Samples of float were collected in areas where mineralization was noted but bedrock was not exposed. The results of select grab sampling are not representative of overall grade and should not be interpreted as such.

In addition to rock sampling, the company has completed a detailed soil sampling program over the central portion of the property. Soil samples were collected at 25 meter intervals on 50 meter spaced lines.

Rock and soil samples were stored in a secure storage facility until shipping, via Greyhound, to Assayers Canada Laboratory in Vancouver for analyses. For rock samples, a 30 gram split of pulverized rock was analysed for a multi-element ICP suite, following aqua regia digestion, and for gold by fire assay/AA finish. Samples returning greater than 1 g/t gold by FA/AA finish, were assayed using a fire assay/gravimetric finish. Samples returning greater than 200 g/t Ag or greater than 10,000 ppm copper, lead or zinc by ICP-AES were subsequently assayed. Soil samples were similarly analysed for a multi-element ICP suite, and for gold by FF/AA-ICP finish, on a 15 gram split.

Assayers Canada employs a regular system of standard and duplicate assays. In the company's opinion, sample preparation, security, analytical techniques and Quality Control/Quality Assurance measures are appropriate for this property and stage of exploration.

Newport has received an initial geological report and plan of exploration regarding the Mongolia mineral claims acquired in November 2006.  In order to proceed with this project the Company will have to raise at least $ 300,000 through private placements or other capital avenues.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities and, if available on satisfactory terms, debt financing.

If we are unsuccessful in obtaining new capital, our ability to continue our exploration programs and meet our current financial obligations could be adversely affected.

Mongolia Property

Mineralogy & Site Specific Geology

Based on the report prepared by Uldis Abolins in April 24, 2005, the only bedrock exposure was in the abandoned mining pit, the rest occurred as rubble piles and detritus in pits. Gold assays were generally low (less than 1 g/mt) but the copper values were generally around 1%.

In November 2004 additional samples were taken in order to have a grasp of mode of mineralization and what makes high grade gold. Five samples were taken from previously sampled sites, but in this instance we dug deeper.

With depth we found a few patches of chalcopyrite, usually with very good sericite and silica flooding and these samples returned good gold and of course excellent copper values. Gold ranged from 0.81 to 21.14 g/mt and copper better than 1%".

In 2006, a 1:5,000 geological mapping was conducted for the whole property area.  In the granite outcrops of the south of the property area, five alteration and mineralization zones hosted by the granite were identified, striking at east west direction, in which the second zone from the north is the largest one with 1.4 km long and more than 10 m wide. A stronger mineralization appears in the west part of this zone, in which copper and gold ore bodies can be observed in the abandoned mining pit.  The strong ferritization, jarosite, and stockwork quartz veins appear within the 6 meter wide of the fractured granite host rock.  The gold-rich copper mineralization, occurring as malachite, is closely associated with the strong silicify rocks and stockwork quartz veins.

The sampling and mapping works in 2005 and 2006 showed that gold rich copper mineralization occurs both as disseminations and vein systems within the altered intrusive porphyry granite.

Alteration in the form of malachite, sericite, and silica flooding and quartz veining was found in the exposed outcrops in the abandoned mining pit. The intrusive complex contains a variety of styles of conductive minerals including disseminations of pyrite and chalcopyrite.

Deep-Probe IP Survey Results & Interpretations

A deep probe IP survey was carried out in 2007.

Interpretation of the chargeability and resistivity results were made from the pseudosections plotted as Figure for the 9 line deep-probe survey. Interpretation is a complex and largely subjective issue particularly when there is no data available on the electrical properties of the subcropping lithology. Therefore quantification of the results can not be presented.

It is important to recognize that the measured values shown on pseudosection are apparent values of chargeability and resistivity only. The apparent effect is influenced by many variables and includes size, depth, attitude and electrical properties of the source and the electrode interval used. Grain size of conductive material (sulphide mineralization) and whether there is continuous or discontinuous interconnection of the grains will affect the apparent chargeability values. Hence the interpretation of apparent chargeability and apparent resistivity cannot be too detailed because of the complex interaction of many dependent and independent variables.

However inspection of the relative quantitative chargeability and resistivity values displayed on the pseudosections can provide diagnostic support as to the probable extent of the anomalous zones and the possible causes of the electrical phenomena observed. Results from previous geological and geophysical data do assist interpretation of the IP results.

The interpretations were made on the basis of inspection of the IP data gathered in this survey in conjunction with knowledge of the geological mapping and central gradient IP conducted in 2006.

Based on the IP results of 2006, a gentle slope contour diagram of chargeability pattern with chargeability range from 2% to 2.4% is recognized close to south of the abandoned mining pit.  The major axis of the ellipse of this IP pattern has the same striking direction (EW) with the exposed gold-copper ore body, indicating the exposed ore body's deep extension to the south dip.  Therefore, the gentle slope of closed contour diagram with IP chargeability range of 2% and up in this area could be considered as the significant IP anomaly indicator.

Interpretation and Conclusion

The geological studies conducted in 2005 sampling and 2006 mapping indicated that gold and copper mineralization in the form of disseminations and veins were found within the zone of fractured alteration.  A shallow-probe central gradient IP survey in 2006 narrowed down the targets to the alteration zones in the porphyry granite in the southern property area.  Accordingly it was decided to conduct a deep-probe IP survey over the southern property area to view the electrical properties of the rocks at depth within the porphyry granite.

The deep-probe IP results were most encouraging from an exploration point of view as they indicate that the chargeability increase significantly below the shallow level tested in the 2006 central gradient IP survey.  The deep-probe IP anomaly patterns are believed to be more like the porphyry copper host zones.

Off-balance sheet arrangements

As of December 31, 2007, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the year ended December 31, 2007 was $(507,640) compared to $(339,331) for the year ended December 31, 2006.

Liquidity and Capital Resources Liquidity

As of December 31, 2007, Newport total cash on hand was $59,071 ($129,366 – December 31, 2006). Newport had $ 730,237 ($329,293 - December 31, 2006) in liabilities of which $193,578 ($193,578 - December 31, 2006) is owed due to related parties and $236,659 ($135,715 - December 31, 2006) is owed for Accounts Payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program on the Burnt Basin property, estimated to cost a minimum of $540,000 over the next twelve months.  We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern

Item 7. Financial Statements

Our fiscal year end is December 31st.

Our audited financial statements for the year ended December 31, 2007:

NEWPORT GOLD, INC.
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2007 and 2006
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Deficit	F-4-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-17

Pannell Kerr Forster	PKF INTERNATIONAL 7th Floor Marine Building 355 Burrard Street Vancouver, B.C., Canada, V6C 2G8 Telephone: 604.687.1231 Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND DIRECTORS OF NEWPORT GOLD, INC.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Newport Gold, Inc. (an exploration stage company) as at December 31, 2007 and 2006 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and the period from July 16, 2003 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from July 16, 2003 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pannell Kerr Forster
Chartered Accountants
(registered with the PCAOB as "Smythe Ratcliffe")

Vancouver, Canada
March 27, 2008

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31
(US Dollars)

	2007	2006

Assets

Current
Cash	$59,071	$129,366

Reclamation Bond	9,304	0
Mineral Interests (note 5)	2,251,434	285,576
Equipment (note 6)	3,102	3,390

Total Assets	$2,322,911	$418,332

Liabilities

Current
Accounts payable and accrued liabilities	$236,659	$135,715
Due to related parties (note 7)	193,578	193,578

	430,237	329,293

Loan payable (note 11)	300,000	0

Total Liabilities	730,237	329,293

Stockholders' Equity

Capital Stock
Authorized
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding
18,186,500 (2006 - 15,075,000) common shares (note 8)	18,186	15,075
Additional paid-in capital	2,619,364	770,575
Other Comprehensive Income (Loss)	152,943	(6,432)
Deficit	(1,197,819)	(690,179)

Total Stockholders' Equity	1,592,674	89,039

Total Liabilities and Stockholders' Equity	$2,322,911	$418,332

Subsequent events (Note 12)

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Dollars)

			Cumulative
			Period
			from July 16,
			2003
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2007	2006	2007

Expenses
Geological consulting fees (note 7)	$269,678	$121,353	$473,667
Accounting and legal	104,943	43,451	233,430
Resource property expenditures	95,000	0	95,000
Office and travel	18,736	37,527	92,168
Filing and transfer agent fees	12,595	5,331	23,174
Foreign exchange loss (gain)	5,680	0	(128)
Consulting	0	110,000	110,000
Investor relations (note 7)	0	11,359	114,525
Expenditures on resource properties	0	8,800	53,465
Amortization	1,008	1,510	2,518

Net Loss	507,640	339,331	1,197,819
Other Comprehensive Income	(159,375)	(577)	(152,943)

Total Comprehensive Loss	$348,265	$338,754	$1,044,876

Loss Per Share	$0.02	$0.03

Weighted Average Number of Common
Shares Outstanding	16,326,449	11,742,616

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Period from July 16, 2003 (Inception) through December 31, 2007
(US Dollars)

						Accumulated
						Deficit	Total
			Additional	Share	Other	During	Stockholders'
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Value	Capital	Received	Income (Loss)	Stage	(Deficit)
						(note 3(e))	(note 3(e))
Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Common shares issued
for cash (note 8(b))	4,200,000	4,200	271,800	0	0	0	276,000
Common shares issued
for mining claims
(note 8(b))	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	8,375,000	8,375	251,275	(259,650)	0	0	0
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006	15,075,000	$15,075	$770,575	$ 0	$ (6,432)	$ (690,179)	$ 89,039

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
Period from July 16, 2003 (Inception) through December 31, 2007
(US Dollars)

						Accumulated
						Deficit	Total
			Additional	Share	Other	During	Stockholders'
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Value	Capital	Received	Income (Loss)	Stage	(Deficit)
						(note 3(e))	(note 3(e))
Balance,
December 31, 2006	15,075,000	$15,075	$ 770,575	$ 0	$ (6,432)	$ (690,179)	$ 89,039
Common shares issued
for mining claims
(note 8(b))	3,111,500	3,111	1,848,789	0	0	0	1,851,900
Foreign currency
translation adjustment	0	0	0	0	159,375	0	159,375
Net loss	0	0	0	0	0	(507,640)	(507,640)

Balance,
December 31, 2007	18,186,500	$18,186	$2,619,364	$ 0	$ 152,943	$ (1,197,819)	$ 1,592,674

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

			Cumulative
			Period
			from July 16,
			2003
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2007	2006	2007

Operating Activities
Net loss	$(507,640)	$(339,331)	$(1,197,819)
Items not involving cash
Amortization	1,008	1,510	2,518
Shares issued for property agreement extension	47,611	0	47,611

	(459,021)	(337,821)	(1,147,690)

Changes in operating assets
Prepaid expenses	(8,588)	447	(8,562)
Accounts payable and accrued liabilities	70,806	8,225	209,262
Due to related parties	(31,380)	37,859	158,117

	30,838	46,531	358,817

Cash Used in Operating Activities	(428,183)	(291,290)	(788,873)

Investing Activities
Purchase of equipment	0	(5,034)	(5,034)
Acquisition of resource property	0	0	(12,364)

Cash Used in Investing Activities	0	(5,034)	(17,398)

Financing Activities
Loan payable	276,899	0	276,899
Common shares issued	0	276,000	276,000
Subscriptions received (note 8)	0	0	237,150

Cash Provided by Financing Activities	276,899	276,000	790,049

Outflow of Cash	(151,284)	(20,324)	(16,222)
Effect of Exchange Rate Change on
Cash Balance Held in Foreign
Currencies	80,989	(1,830)	75,293
Cash, Beginning of Year	129,366	151,520	0

Cash, End of Year	$59,071	$129,366	$59,071

Non-Cash Financing Activity
Common stock issued for properties	$1,851,900	$250,000	$2,222,325

See notes to consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
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

2.               GOING-CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis.  This presumes funds will be available to finance on-going development, operations and capital expenditures, and the realization of assets and payment of liabilities in the normal course of operations for the foreseeable future.

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

The Company has a working capital deficit of $371,166 (2006 - $199,927), has an accumulated deficit during the exploration stage of $1,197,819 (2006 - $690,179), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses.  The outcome of the above matters cannot be predicted at this time.  These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.

(b)           Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 2038052 Ontario Inc.  All intercompany balances and transactions have been eliminated on consolidation.

(c)           Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the recoverability of resource properties, accrued liabilities, rate of amortization and the valuation allowance for deferred income tax assets.  Management believes the estimates are reasonable; however, actual results could differ from those estimates and could impact future results of operations and cash flows.

(d)           Foreign currency translation

The Company's operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency.  The Company translates financial statements into the functional currency as follows: non-monetary assets and liabilities are translated at historical rates; monetary assets and liabilities are translated at exchange rates in effect at the end of the year; and expenses are translated at average rates for the year.  Gains and losses from translation of foreign currency into the functional currency are included in current results of operations.  Gains and losses resulting from foreign currency transactions are also included in current results of operations.

The Company's reporting currency is the United States dollar.  The Company translates financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at average rates of exchange during the period.  The resulting translation adjustments are included as part of other comprehensive income.

(e)           Mineral property acquisition payments and exploration costs

The Company adopted the provisions of EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets", and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets.  Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

3.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)            Amortization

Equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Amortization is provided over the estimated useful lives of the related assets using the declining-balance method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  Amortization of equipment is calculated at 30% on the declining-balance basis.

(g)           Income taxes

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

(h)           Basic loss per share

In accordance with SFAS No. 128, "Earnings Per Share", basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding.  The Company had no stock options, warrants or other common stock equivalents outstanding during the years ended December 31, 2007 or 2006.

(i)             Other comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income.  For the Company, such items consist primarily of foreign currency translation gains and losses.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

3.        SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)             Asset retirement obligations

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

No liability has been recorded as the Company is in the exploration stage on its properties and, accordingly, no environmental disturbances have occurred.  There is no effect on prior years as a result of adopting this new accounting policy.

(k)           Reclamation bond

Reclamation bond represents cash held in term deposit intended to cover any environmental or reclamation obligations arising from the Company's resource properties. Management believes funds in place are adequate to meet any future potential liability.  These bonds are a prerequisite to drilling on the properties.

(l)             Stock-based compensation

The Company accounts for stock-based compensation using the fair value based method with respect to all stock-based payments to directors, employees and non-employees, including awards that are direct awards of stock and call for settlement in cash or other assets, or stock appreciation rights that call for settlement by the issuance of equity instruments.  Under this method, stock-based payments are recorded as an expense over the vesting period or when the awards or rights are granted, with a corresponding increase to contributed surplus.  When stock options are exercised, the corresponding fair value is transferred from contributed surplus to capital stock

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)          Recent accounting pronouncements

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

(iii)           FIN 48, "Accounting for Uncertainty in Income Taxes", prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  This new pronouncement has had no impact on the Company's consolidated financial statements.

(iv)          In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)), which replaces SFAS 141 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

(v)           In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements", an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling in a subsidiary, including classification as a component of equity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not currently have any minority interests.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

4.               FINANCIAL INSTRUMENTS

(a)           Fair value

The carrying values of cash, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

The fair values of due to related parties and loan payable cannot be reasonably estimated, as no liquid and active market exists for such instruments.

(b)           Interest rate risk

The Company is not exposed to interest rate risk as the Company has no interest bearing monetary liabilities.

(c)           Credit risk

The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as cash is placed with major financial institutions.

(d)           Currency risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

5.               MINERAL INTERESTS

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

(a)           On June 18, 2003, the Company entered into an option agreement to acquire nine mineral claims consisting of 47 units, each unit consisting of approximately 25 hectares, title to which is held by an unrecorded warranty deed. The mineral claims are located 25 kilometres northeast of Grand Forks, British Columbia, Canada, known as the Burnt Basin mineral claims numbered 393541, 393542, and 393681 to 393687. The option agreement is subject to an underlying agreement dated July 29, 2002 between the property owners and the optionor.

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totalling 2%), and cash and share payments totalling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued) (note 8).  The Company must also incur exploration expenses totalling $252,194 (Cdn $250,000) over a three-year period, ending June 18, 2006.  On July 18, 2007, the Company received an extension on completing the required expenditures to June 18, 2008.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

5.         MINERAL INTERESTS (Continued)

(a)        (Continued)

The first NSR consists of a 1% NSR payable to the property owner capped at $252,194 (Cdn $250,000), that will be provided by making annual $10,006 (Cdn $10,000) prepaid NSR payments beginning in September 2003 ($42,816 (Cdn $50,000) paid to December 31, 2007).  A further 1% NSR is payable to the optionor.  One-half of the latter 1% NSR may be bought out for the sum of $504,388 (Cdn $500,000).

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

(b)           By agreement dated November 17, 2006, the Company acquired an option to earn a 40% interest in a 50% interest held by the optionors (20% interest in an option to acquire the property) in certain mineral exploration rights located in Inner Mongolia, China.  The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors.

In order to earn its entitled interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to the vendor of the property at $0.10, a price estimated to be fair value.  The Company also granted a 2.2% NSR to the optionors on all metals produced from the optionors' interest in the property.  The optionors also granted the Company a first right of refusal to acquire the remainder of their option interest in the property (an option to earn a 50% option interest in the property) for a period of one year.

In addition to the 2,200,000 common shares issued as noted above, the Company must issue an additional 500,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, of which $250,000 of exploration expenditures must be expended by February 1, 2008.  The Company issued 100,000 common shares as consideration for the extension.

By agreement dated August 7, 2007, the Company exercised its option to earn the remaining 30% option interest in the property.  In order to earn the additional 30% option interest in the property, the Company issued 3,011,500 common shares to the optionors.  These shares were issued at $0.60 per share, a price determined to be fair value.

6.               EQUIPMENT

	2007
		Accumulated
	Cost	Amortization	Net

Equipment	$5,760	$2,658	$3,102

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

6.            EQUIPMENT (Continued)

	2006
		Accumulated
	Cost	Amortization	Net

Equipment	$4,900	$1,510	$3,390

7.               RELATED PARTY TRANSACTIONS

(a)           As at December 31, 2007, the Company owed the son of the president of the Company $48,239 (2006 - $48,239) for investor relations services. The amount owed is without interest or stated terms of repayment and is unsecured.

(b)           During the year ended December 31, 2007, the Company was charged $0 (2006 -$36,586) for geological consulting fees, which were incurred by the Company's president.  As at December 31, 2007, the president is owed $145,339 (2006 - $145,339), which is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

All transactions with related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration agreed to between the parties.

8.             CAPITAL STOCK

(a)           Authorized

            100,000,000 common shares with a par value of $0.001 per share.

(b)           Issued and outstanding

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

8.          CAPITAL STOCK (Continued)

(b)        Issued and outstanding (Continued)

On October 30, 2006, 700,000 common shares were issued in an offshore transaction at $0.10 per share under Regulation's Exemption.  These shares cannot be sold to a US citizen or through a US stock exchange for a period of one year and only after a full registration statement is filed and cleared by the Securities and Exchange Commission ("SEC").

On November 17, 2006, 2,500,000 common shares were issued at a price of $0.10 per share, a price determined to be fair value, for the acquisition of an option to acquire an interest in a mineral property in Inner Mongolia, China.

On November 22, 2006, 500,000 common shares were issued in an offshore transaction at $0.10 per share under Regulation's Exemption.  These shares cannot be sold to a US citizen or through a US stock exchange for a period of one year and only after a full registration statement is filed and cleared by the SEC.

On April 12, 2007, 100,000 common shares were issued at $0.45 per share, a price determined to be fair value, to extend for one year the completion of $500,000 of exploration expenditures for the mineral property located in Inner Mongolia, China.

On August 7, 2007, 3,011,500 common shares were issued at $0.60 per share, a price determined to be fair value, for the acquisition of the remaining 30% of the 50% interest in a mineral property in Inner Mongolia, China.

9.           INCOME TAXES

The Company has accumulated non-capital losses for Canadian and US income tax purposes of $677,129 that expire as follows:

2023	$146,567
2024	70,590
2025	82,739
2026	234,271
2027	142,962

$677,129

The reconciliation of income tax provision computed at effective statutory rates to the reported income tax provision is as follows:

	2007	2006

Income tax benefit computed at statutory rates	$(177,674)	$(121,918)
Non-deductible expenses	1,988	1,102
Amounts allocated to resource pool	127,637	45,845
Unrecognized tax losses	48,049	74,971

	$0	$0

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

9.          INCOME TAXES (Continued)

The components of the deferred income tax assets are as follows:

	2007	2006

Unused net loss carry-forwards in the US at 35% (2006 - 35%)	$50,037	$0
Unused net loss carry-forwards in Canada at 26% (2006 - 35%)	141,332	162,832
Tax over book (book over tax) value of resource properties
at 26% (2006 - 35%)	196,015	(30,031)

	387,384	132,801
Valuation allowance	(387,384)	(132,801)

Net deferred income tax assets	$0	$0

The future benefit of these loss carry-forwards and the resource deductions have not been recorded in these consolidated financial statements as the Company estimates that these tax assets, more likely than not, will not be realized.

10.          SEGMENT DISCLOSURES

The following geographic data references assets based on their physical location.  The Company has interests in China and Canada.

	China	Canada	Total

Current assets	$0	$59,071	$59,071
Resource properties, reclamation bond and equipment	2,206,177	57,663	2,263,840

	$2,206,177	$116,734	$2,322,911

11.          LOAN PAYABLE

The company has entered into a $300,000 loan agreement. The loan is unsecured, without interest or stated terms of repayment.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and the Period from July 16, 2003 (Inception) Through December 31, 2007
(US Dollars)

12.          SUBSEQUENT EVENTS

On January 28, 2008, the Company issued 300,000 common shares, at a price of $0.20 per share, a price determined to be fair value, as part of the resource property agreement dated November 17, 2006 (note 5(b)).

On January 15, 2008, the Company received an extension on completing $500,000 of exploration expenditures required by February 1, 2008 to February 1, 2009 in consideration for 100,000 common shares of the Company.  The 100,000 common shares were issued at $0.33 per share, a price determined to be fair value.

On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company.  These shares cannot be sold to a US person or through a US stock exchange for a period of one year and only once a full registration statement is cleared by the SEC.  The Company will also assume all obligations to the original vendors.

 Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2007, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2007 and based upon their evaluation determined our internal controls were not effective as the issuance of 3,011,500 common shares shares  in August 2007 was not recorded in the September 30, 2007 quarterly financial statements and this oversight was only discovered at the time of the preparation of the audited financial statements.   Our auditors have informed the Company that they considered the matter described above to be material weaknesses in the Company's internal controls over financial reporting. The Company intends to take corrective action to address the material weakness identified and  file an amended Form 10-QSB for the quarter ended September 30, 2007.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls

As stated above, based on the evaluation as of December 31, 2007, by our President and Chief Executive Officer, and our Chief Financial Officer we have concluded that there are material weaknesses in our current internal controls which we need to take immediate corrective action with regard to certain deficiencies and material weakness to ensure  the effectiveness of  our internal controls going forward in the future..

Item 8A(T) – Controls and Procedures

See Item 8A – Controls and Procedures above.

Item 8B. Other Information

On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The Company will also assume all obligations to the original vendors. The Company expects to issue the 1,800,000 shares to TMBW International Resources Corporation within the next 60 days.

 On January 15, 2008, the Company received an extension on completing $500,000 of exploration expenditures required by February 1, 2008 in its option agreement dated November 17, 2006 regarding the Inner Mongolia Property to February 1, 2009 in consideration for 100,000 shares of the Company.  The 100,000 common shares were issued at $0.33 per share, a price determined to be fair value.

On January 28, 2008, the Company issued 300,000 common shares, at a price of $0.20 per share, a price determined to be fair value, as required under the option agreement dated November 17, 2006 regarding the Inner Mongolia Property.

The issuance of  shares in both  transactions noted above were completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933  on the basis that the issuance of the shares were each completed in an offshore transaction, as defined in Rule 902(h) of Regulation S with a non U.S. person or entity, as defined in Regulation S, and these parties were not acquiring the shares for the account or benefit of a U.S. person.  All securities issued were endorsed with a restrictive legend.  These shares may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Positions	Date First Held
Derek Bartlett 1 - 336 Queen Street, South Mississauga, Ontario L5H 1M2	65	President, Chief Executive Officer, & Director	July 18, 2003
John Arnold 42 Fox Run Drive Guelph, Ontario N1H 6H9	61	Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer	July 18, 2003
Donald W. Kohls 1972 South Beech Street Lakewood, Colorado 80228-3702	70	Director	July 18, 2003
Alex Johnston 1002 API World Tower, Sheikh Zayed Rd. P.O. Box 3614 Dubai, United Arab Emirates	56	Director, Promotor	July 18, 2003

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

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following e summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 since our date of incorporation.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Derek Bartlett, President, CEO & Director(1)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil $36,586 $12,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer (2)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Notes:

(1)

Mr. Derek Bartlett became a director and officer of Newport on the date we were incorporated, July 16, 2003. Mr. Derek Bartlett charged Newport geological consulting fees of $0 in 2007, $36,586 in 2006, and $12,000 in 2005 .

(2)	Mr. Arnold became an officer of Newport on July 18, 2003.

Stock Options/SAR Grants

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

 Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 27, 2008 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Common Stock	Derek Bartlett 1 - 336 Queen Street, South Mississauga, Ontario L5H 1M2	50,000 (Restricted securities as defined in the Securities Act of 1933)	0.27%
Common Stock	John Arnold 42 Fox Run Drive Guelph, Ontario N1H 6H9	25,000 (Restricted securities as defined in the Securities Act of 1933)	0.13%
Common Stock	Donald W. Kohls 1972 South Beech Street , Lakewood, Colorado 80228-3702	25,000 (Restricted securities as defined in the Securities Act of 1933)	0.13%
Common Stock	Alex Johnston 1002 API World Tower, Sheikh Zayed Rd. P.O. Box 3614 Dubai, United Arab Emirates	7,025,000 (Restricted securities as defined in the Securities Act of 1933)	37.80%
Common Stock	All officers and directors as a group (4 persons).	7,125,000 (Restricted securities as defined in the Securities Act of 1933)	38.33%
Notes:
(1)

Based on 18,586,500 shares of common stock issued and outstanding as of March 27, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of Newport's securities which may result in a change in control of Newport.

Item 12. Certain Relationships and Related Transactions and Director Independence

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

As at December 31, 2007, the total balance owing to Mr. Bartlett is $145,339.  This amount is treated as a non-interest bearing demand loan. There is no documents reflecting this arrangement and repayment is not due on a specific date. Mr. Derek Bartlett will accept repayment from Newport when money is available. Newport plans to repay the loan from the proceeds of this offering provided that it raises the maximum amount.

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

Newport retained the services of the President's son, Mr. Tyler Bartlett, as an independent consultant up until February 2007.  Mr. Tyler Bartlett charged Newport $ 29,000 in 2003, $ 9,000 in 2004,$ 6,000 in 2005, and $ 0 for his services in 2006.  Mr. Tyler Bartlett was paid $29,000 or $4,142 per month for seven months of work in 2003.  On January 1, 2004, his fee dropped to $1,000 a month and in July to $500 per month for a total of $9,000 for the year 2004, $6,000 for 2005 and $0 for 2006. As at December 31, 2007, the total balance owing to Mr. Tyler Bartlett is $48,239.  This amount is treated as a non-interest bearing demand loan.  Mr. Tyler Bartlett provided office and other assistance to Mr. Derek Bartlett.  His services included placing and answering calls on Mr. Derek Bartlett's behalf in sourcing potential mining claims or properties for Newport.  He also assisted Mr. Derek Bartlett's preliminary review of materials presented on potential mining claims or properties by drafting and typing summaries for Mr. Derek Bartlett, initial term sheets and correspondence etc.  Mr. Tyler Bartlett also conducted additional research on different mining claims and properties identified in the south eastern area of British Columbia by reviewing the public mining records and other public and non-public information available for historic gold exploration areas and properties being investigated beyond the preliminary stage.  Part of his office duties was to organize the materials necessary to prepare Newport's prospectus.   Mr. Tyler Bartlett also provided Newport with management services for day to day matters, including for a time banking services through his company Bartex Resources.

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

 PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
10.1	Burnt Basin mineral claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005).
10.2	Option Agreement to Acquire Burnt Basin Mineral Claims (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005).
10.3	Option Agreement to Acquire 20% interest of Certain Mineral Claims in Inner Mongolia dated as of November 17, 2006.
10.4	Option Agreement to Acquire an additional 30% interest of Certain Mineral Claims in Inner Mongolia dated as of August 7, 2007.
10.5	Extension Agreement to Complete Inner Mongolia Exploration Expenditures dated as of January 15, 2008.
10.6	Acquisition Agreement to Acquire 50% interest of Mac Property held by TMBW International Resources dated February 26, 2008.
21	List of Subsidiaries (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO
32.b	Section 302 Certificate of CFO
99.1	Technical Report on the Burnt Basin Property dated July 18, 2003 (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005).

Item 14. Principal Accountant Fees and Services.

Fees and Services

Pannell Kerr Forster, Charted Accountants (registered with the PCAOB as "Smythe Ratcliffe"), audited our financial statements for fiscal 2007 and 2006, as well as the quarterly statements for fiscal 2007 and 2006.   The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:

	2007		2006
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$21,000 cdn	(1)	$21,000 cdn
Audit-related fees - review of each of the quarterly financial statements.	$12,515 cdn		$5,000 cdn
Tax fees - preparation and filing of tax-related forms and tax planning.	-		-
All other fees – other services provided by our principal accountants.	-		-
Total fees paid or accrued to our principal accountants	$33,515 cdn		$26,000 cdn

Notes: (1)	This number is an estimate only.

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

NEWPORT GOLD, INC. /s/ Derek Bartlett

By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors
Date:	April 15, 2008 /s/ John Arnold

By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date:	April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 15, 2008.

/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary and a member of the Board of Directors
Date:	April 15, 2008 /s/ John Arnold

By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer
Date:	April 15, 2008