Form 10QSB/A
period 2007-09-30
Newport Gold, Inc.
filed 2008-05-16
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/ A
(Amendment No. 1)

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-52214
NEWPORT GOLD, INC.
(Name of small business issuer as specified in its charter)
NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 – 1495 Ridgeview Drive, Reno, Nevada 89509
(Address of principal executive offices)
(905) 542-4990
(Issuer’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
20,386,500 common shares issued and outstanding as of May 15, 2008

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

Newport Gold, Inc.

 EXPLANATORY NOTE

Newport Gold, Inc. ("Newport" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1 Filing") to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, as originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2007 ("Original Filing").  The financial statements of the Company, and related disclosure, in the Original Filing did not disclose the issuance of 3,011,500 common shares by the Company on August 7, 2007.

For the convenience of the reader, this Amendment No. 1 Filing sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following Items have been amended as a result of, and to reflect, the restatement:

  Part I  - Item 1 –Financial Statements (unaudited);
  Part I  - Item 2 – Management’s Discussion and Analysis or Plan of Operations;
  Part II - Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds; and
  Part II - Item 6 – Exhibits.

Except for the amended information described above, this Amendment No. 1 Filing speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing. Accordingly, this Amendment No. 1 Filing should be read in conjunction with the Company's filings made with the SEC after the filing of the Original Filing on November 14, 2007.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment No. 1 Filing under Item 6 of Part II hereof.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2006, in the Form 10KSB and filed with the SEC on April 20, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(US Dollars)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

Assets

Current
Cash	$ 70,580	$ 129,366
Prepaid expenses	9,304	0

	79,884	129,366

Long-Term
Mining claims	2,294,519	285,576
Computer equipment, less
accumulated amortization
of $2,266 ($1,510 in 2006)	3,090	3,390

Total Assets	$ 2,377,493	$ 418,332

Liabilities and Stockholders’ Equity

Current
Accounts payable	$ 206,299	$ 135,715
Due to related parties (note 4)	193,578	193,578

	399,877	329,293

Loan Payable (note 5)	200,000	0

Total Liabilities	599,877	329,293

Stockholders’ Equity

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
18,186,500 and 15,075,000 Common shares at September 30, 2007 and December 31, 2006, respectively (note 6)	18,186	15,075
Additional paid-in capital	2,619,364	770,575
Other Comprehensive Income (Loss)	151,048	(6,432)
Accumulated Deficit	(1,010,982)	(690,179)

Total Stockholders’ Equity	1,777,616	89,039

Total Liabilities and Stockholders’ Equity	$ 2,377,493	$ 418,332

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(US Dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Cumulative Period From July 16, 2003 (Inception) through September 30,
	2007	2006	2007	2006

2007

Expenses
Salaries	$ 0	$ 110,000	$ 0	$ 0	$ 110,000
Accounting and legal	77,959	35,753	42,680	13,334	206,446
Investor relations (note 4)	0	13,390	0	0	114,525
Expenditures on resource property (note 3)	0	0	0	0	53,465
Office and travel	12,811	34,572	6,507	14,034	87,724
Geological consulting fees	216,865	26,719	95,210	15,069	420,854
Filing fees and transfer agent	12,392	0	9,766	0	22,971
Amortization expenses	776	1,132	268	377	2,286
Foreign exchange gain	0	0	0	0	(7,289)

Net Loss	320,803	221,566	154,431	42,814	1,010,982
Other Comprehensive (Income) Loss	(157,480)	3,263	(127,471)	(2,375)	(151,048)

Total Comprehensive Loss	$ 163,323	$ 224,829	$ 26,960	$ 40,439	$ 859,934

Loss Per Share	$ 0.01	$ 0.02	$ 0.00	$ 0.00

Weighted Average Number of Shares Outstanding	15,744,350	11,375,000	16,995,137	11,375,000

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

	Shares	Par Value	Additional Paid-In Capital	Share Subscriptions Received	Other Comprehensive Income (Loss)	Accumulated Deficit During Exploration Stage	Total Stockholders’ Equity

Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Share subscriptions
- cash
Common shares issued
for cash	12,575,000	12,575	523,075	0	0	0	535,650
Common shares issued
for mining claims	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	0	0	0	(259,650)	0	0	(259,650)
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006	15,075,000	15,075	770,575	0	(6,432)	(690,179)	89,039
Common share issued
for mining claims	3,111,500	3,111	1,848,789	0	0	0	1,851,900
Translation adjustment	0	0	0	0	157,480	0	157,480
Net loss	0	0	0	0	0	(320,803)	(320,803)
Balance,
September 30, 2007	18,186,500	$ 18,186	$ 2,619,364	$ 0	$ 151,048	$ (1,010,982)	$ 1,777,616

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(US Dollars)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period From July 16, 2003 (Inception) through September 30, 2007
	2007	2006

Operating Activities
Net loss	$ (320,803)	$ (221,566)	$ (1,010,982)
Item not involving cash:
Depreciation	776	1,132	2,286

Operating Cash Flow	(320,027)	(220,434)	(1,008,696)

Changes in Operating Assets and Liabilities
Prepaid expenses	(8,378)	(40,000)	(8,352)
Accounts payable	42,601	5,598	271,101
Due to related parties	(29,892)	36,586	159,605
Cash Used in Operating Activities	(315,696)	(218,250)	(586,342)

Investing Activities
Computer equipment	0	(5,034)	(5,034)
Expenditures on resource property - shares	0	0	(12,364)
Cash Used in Investing Activities	0	(5,034)	(17,398)

Financing Activities
Loan proceeds	180,091	0	180,091
Common shares issued	0	156,000	276,000
Subscriptions received	0	0	237,150
Cash Provided by Financing Activities	180,091	156,000	693,241

Inflow (Outflow) of Cash	(135,605)	(67,284)	89,501
Effect of Exchange Rate Change on Cash Balance held in Foreign Currencies	76,819	(3,293)	18,921
Cash, Beginning of Period	129,366	151,520	0

Cash, End of Period	$ 70,580	$ 80,943	$ 70,580

Non-Cash Investing and Financing Activity
Common stock issued for property	$ 1,851,900	$ 0	$ 2,222,325

Supplemental Disclosures

Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

                             See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

1.             OPERATIONS AND BASIS OF PRESENTATION

          The Company was incorporated under the laws of Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise. The Company is in the exploration stage and follows the provisions of Statement No. 7 of the Financial Accounting Standards Board (“FASB”).

          These condensed consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc., incorporated under the laws of the province of Ontario, Canada. All intercompany transactions and balances have been eliminated.

          Recent accounting pronouncements

(i)            FAS 157, “Fair Value Measurements”.  This new standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company expects that this new pronouncement will have no impact on the Company’s condensed consolidated financial statements.

(ii)           FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company expects that this new pronouncement will have no impact on the Company’s condensed consolidated financial statements.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

2.             GOING-CONCERN (Continued)

The general business strategy of the Company is to explore and research an existing mineral property and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. Management intends to raise additional capital through share issuances to finance operations and invest in the Burnt Basin Properties as described in note 3.

The Company has a working capital deficit of $319,993 (December 31, 2006 - $199,927), has accumulated losses during the exploration stage of $1,010,982 (December 31, 2006 - $690,179), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

3.             RESOURCE PROPERTIES

The Company adopted the provisions of EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, and FSP FAS 141-1 and 142-1, which concluded that mineral rights are tangible assets.  Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

Although the Company has taken steps to verify the title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects.

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

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties (“NSR”) (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued) . The Company must also incur exploration expenses totaling $ 248,700 (Cdn $250,000) over a three-year period, ending June 18, 2006. On July 18, 2007 the Company received an extension on completing the required expenditures to June 18, 2008.

The first NSR consists of a 1% NSR payable to the property owner capped at $248,700 (Cdn $250,000), that will be provided by making annual $9,948 (Cdn $10,000) prepaid NSR payments beginning in September, 2003 ($32,810 (Cdn $40,000) paid to December 31, 2006). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of $497,400 (Cdn $500,000).

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

3.             RESOURCE PROPERTIES (Continued)

   (a)        (Continued)

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

In order to earn its interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to the vendor of the property at $0.10 , a price estimated to be fair value . The Company also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors’ interest in the property. The optionors also granted the Company a first right of refusal on acquiring the remainder of their option interest in the property (an option to earn a 50% option interest in the property) for a period of one year.

In addition to the 2,200,000 common shares issued as noted above, the Company must issue an additional 500,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, of which $250,000 of exploration expenditures must be expended by February 1, 2008.  The Company issued 100,000 common shares as consideration for the extension .

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

5.             LOAN PAYABLE

The Company’s loan payable is without interest or stated terms of repayment and is unsecured.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006 and the Period from July 16, 2003 (Inception) to September 30, 2007
(US Dollars)
(Unaudited)

6.          CAPITAL STOCK

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

On August 7, 2007 the company issued 3,011,500 shares for the remaining 30% interest in the China Property.   The company now has an option to earn a 50% interest in the China Property.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had total cash on hand of $70,580 ($80,943 – September 30, 2006). Newport also had $599,877 in liabilities ($329,293 – September 30, 2006) of which $193,578 is owed to related parties ($193,578 – September 30, 2006) and $206,299 is owed for accounts payable ($135,715 – September 30, 2006).

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

 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that this new pronouncement will have no impact on the Company’s condensed consolidated financial statements.

FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company expects that this new pronouncement will have no impact on the Company’s condensed consolidated financial statements.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2008 , the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms , and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure .

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, when we evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2007,  and based upon their evaluation, we determined our internal controls were not effective on September 30, 2007, as the issuance of 3,011,500 common shares in August 2007 was not recorded in the September 30, 2007 quarterly financial statements and this oversight was only discovered at the time of the preparation of the audited financial statements.   Our auditors have informed the Company that they considered the matter described above to be material weaknesses in the Company's internal controls over financial reporting.

The deficiencies in our internal control related to equity transactions, specifically, the failure to properly record issuances of stock, and the failure to properly itemize such transactions in the statement of stockholders’ equity, balance sheet and consolidated cash flows.  The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in the December 31, 2007 Form 10-KSB and this Amendment No. 1 Filing. We are in the process of improving our internal controls over accounting for equity and debt transactions and related disclosures and process controls in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our audit committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Newport’s management, audit committee, and directors will implement policies and procedures to ensure that our controls and procedures are adequate and effective.

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

Changes in Internal Controls

As stated above, based on the evaluation as of December 31, 2007, by our President and Chief Executive Officer, and our Chief Financial Officer we have concluded that as of September 30, 2007, there were material weaknesses in our internal controls which we are in the process of implementing corrective action with regard to certain deficiencies and material weakness to ensure the effectiveness of  our internal controls going forward in the future..

ITEM 3A(T): CONTROLS AND PROCEDURES

See Item 3A – Controls and Procedures above.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 7, 2007 the company issued 3,011,500 shares for the remaining 30% interest in the China Property . The company now has an option to earn a 50% interest in the China Property.

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

NEWPORT GOLD, INC.

Date: May 16, 2008	/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

Date: May 16, 2008	/s/ John Arnold
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer