Form 10QSB
period 2008-03-31
Newport Gold, Inc.
filed 2008-05-20
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2008

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

Newport Gold, Inc.

 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2007, in the Form 10KSB and filed with the SEC on April 15, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(US Dollars)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Current
Cash	$ 1,435	$ 59,071

Prepaid Expenses	9,729	9,304
Resource Properties (note 3)	2,229,514	285,576
Equipment	2,991	3,102

Total Assets	$ 2,243,669	$ 2,322,911

Liabilities

Current
Accounts payable and accrued liabilities	$ 175,233	$ 236,659
Due to related parties (note 4)	281,098	193,578

	456,3317	430,237

Loan Payable (note 5)	300,000	300,000

Total Liabilities	756,331	730,237

Stockholders’ Equity

Capital Stock
Authorized
100,000,000 Common shares par value of $0.001 per share
Issued and outstanding
18,586,500 (2007 -18,186,500) Common Shares	18,586	18,186
Additional paid-in capital	2,711,964	2,619,364
Other Comprehensive Income	72,007	152,943
Deficit	(1,315,219)	(1,197,819)

Total Stockholders’ Equity	1,487,338	1,592,674

Total Liabilities and Stockholders’ Equity	$ 2, 243,669	$ 2,322,911

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(US Dollars)
(Unaudited)

	Three Months Ended March 31		Cumulative Period From July 16, 2003 (Inception) through March 31,
	2008	2007

2008

Expenses
Geological consulting fees	$ 51,597	$ 20,455	$ 525,265
Consulting	0	0	110,000
Accounting and legal	15,349	9,460	248,779
Office and travel	6,981	1,375	99,149
Investor relations	0	0	114,525
Expenditures on resource properties	39,328	0	187,793
Filing fees and transfer agent fees	3,875	645	27,049
Foreign exchange loss	0	0	(128)
Amortization	270	254	2,788

Net Loss	117,400	32,189	1,315,219
Other Comprehensive Loss (Gain)	80,936	(2,657)	(72,007)

Total Comprehensive Loss	$ 198,336	$ 29,532	$ 1,243,212

Loss per share	($ 0.01)	($ 0.00)

Weighted Average Number of Common Shares Outstanding	18,450,236	15,075,000

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Period from July 16, 2003 (Inception) through March 31, 2008
(US Dollars)

						Accumulated
						Deficit	Total
			Additional	Share	Other	During	Stockholders'
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Value	Capital	Received	Income (Loss)	Stage	(Deficit)

Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Common shares issued
for cash (note 8(b))	4,200,000	4,200	271,800	0	0	0	276,000
Common shares issued
for mining claims (note 8(b))	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	8,375,000	8,375	251,275	(259,650)	0	0	0
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006	15,075,000	$15,075	$ 770,575	$ 0	$ (6,432)	$ (690,179)	$ 89,039
Common shares issued
for mining claims	3,111,500	3,111	1,848,789	0	0	0	1,851,900
Foreign currency
translation adjustment	0	0	0	0	159,375	0	159,375
Net loss	0	0	0	0	0	(507,640)	(507,640)

Balance,
December 31, 2007	18,156,500	$ 18,186	$2,619,364	0	$ 152,943	(1,197,819)	$ 1,592,674
Common shares issued
for mining claims	400,000	400	92,600	0	0	0	93,000
Foreign currency
translation adjustment	0	0	0	0	(80,936)	0	(80,936)
Net loss	0	0	0	0	0	(117,400)	(117,400)

Balance
March 31, 2008	18,586,500	$ 18,586	$2,711,964	$ 0	$ 72,007	(1,315,219)	$ 1,487,338

See notes to condensed consolidated financial statements.

NEWPORT GOLD INC.
(An Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(US Dollars)
(Unaudited)

	Three Months Ended March 31,		Cumulative Period from July 16, 2003 (inception) Through March 31
	2008	2007	2008

Operating Activities
Net Loss	$ (117,400)	$ (32,189)	$ (1,315,219)
Item not involving cash			-
Amortization	270	254	2,788
Shares issued for property agreement	33,000	-	80,611
	(84,130)	(31,935)	(1,231,820)
Change in operating assets
Prepaid expenses	-773	0	(9,335)
Accounts payable and accrued liabilities	(50,918)	6,580	158,344
Due to related parties	96,591	1,792	254,708
	44,900	8,372	403,717

Cash Provided by (Used in) Operating
Activities	(39,230)	(23,563)	(828,103)

Investing Activities
Purchase of equipment	0	0	(5,034)
Acquisition of resource property	0	0	-12,364
Cash Used in Investing Activities	0	0	(17,398)
Financing Activities
Loan proceeds	8,331	0	285,230
Common shares issued	0	0	276,000
Subscriptions received	0	0	237,150
Cash Provided by Financing Activities	8,331	0	798,380
Outflow of Cash	(30,899)	(23,563)	(47,121)
Effect of Exchange Rate Change on
Cash Balance Held in Foreign Currencies	(26,737)	(452)	48,556
Cash, Beginning of the Period	59,071	129,366	0
Cash, End of the Period	$ 1,435	$ 105,351	$ 1,435
Non-Cash Financing Activity
Common stock issued for properties	$ 60,000	$ -	$ 2,282,325

See Notes to Condensed Consolidated Financial Statements

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007 and the Period from July 16, 2003 (Inception) to March 31, 2008
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

          Recent accounting pronouncements

(i)            FAS 157, “Fair Value Measurements”.  This new standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This new pronouncement has no impact on the Company’s consolidated financial statements.

(ii)           FAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  This new pronouncement has no impact on the Company’s consolidated financial statements.

(iii)          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition.  SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

(iv)          In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements”, an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling in a subsidiary, including classification as a component of equity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not currently have any minority interests.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007 and the Period from July 16, 2003 (Inception) to March 31, 2008
 (US Dollars)
(Unaudited)

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

The Company has a working capital deficit of $454,896 (December 31, 2007 - $371,166), has accumulated losses during the exploration stage of $1,315,219 (December 31, 2007 - $1,197,819), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties (“NSR”) (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued). The Company also had to incur exploration expenses totaling $243,000 (Cdn $250,000) over a three-year period, ending June 18, 2006 (extended to June 18, 2008).

The first NSR consists of a 1% NSR payable to the property owner capped at $243,000 (Cdn $250,000), that will be provided by making annual $9,700 (Cdn $10,000) prepaid NSR payments beginning in September, 2003 ($42,816 (Cdn $50,000) paid to December 31, 2007). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of $486,000 (Cdn $500,000).

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007 and the Period from July 16, 2003 (Inception) to March 31, 2008
 (US Dollars)
(Unaudited)

3.             RESOURCE PROPERTIES (Continued)

(b)            By agreement dated November 17, 2006, the Company acquired an option to earn a 40% interest in a 50% interest held by the optionors (20% interest in an option to acquire the property) in certain mineral exploration rights located in Inner Mongolia, China.  The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors.

In order to earn its entitled interest in the property, the Company issued 2,200,000 common shares to the optionors and an additional 300,000 common shares to the vendor of the property at $0.10, a price estimated to be fair value.  The Company also granted a 2.2% NSR to the optionors on all metals produced from the optionors’ interest in the property.  The optionors also granted the Company a first right of refusal to acquire the remainder of their option interest in the property (an option to earn a 50% option interest in the property) for a period of one year.

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

On January 15, 2008, the Company received an extension on completing $500,000 of exploration expenditures required by February 1, 2008 to February 1, 2009 in consideration for 100,000 shares of the Company.  The 100,000 common shares were issued at $0.33 per share, a price determined to be fair value.

On January 28, 2008, the Company issued 300,000 common shares, at a price of $0.20 per share, a price determined to be fair value, as required under the option agreement dated November 17, 2006.

(c)           On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The Company will also assume all obligations to the original vendors. The Company issued the 1,800,000 shares to TMBW International Resources Corporation after the quarter-end.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007 and the Period from July 16, 2003 (Inception) to March 31, 2008
 (US Dollars)
(Unaudited)

4.            RELATED PARTY TRANSACTIONS

(i) As of March 31, 2008, the total balance owing for investor relations to the son of the president of the Company was $48,239 (December 31, 2007 - $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.

(ii) As of March 31, 2008, the president is owed $232,859 (December 31, 2007 - $145,339), which amount is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

All transactions with related parties are in the normal course of operations and are measured at the exchanged amount, which is the amount of consideration agreed to between the parties.

5.             LOAN PAYABLE

The loan is unsecured, without interest or stated terms of repayment.

6.             SUBSEQUENT EVENT

On April 30, 2008, 1,800,000 Reg S shares were issued to TMBW International Resources Corp. as per the letter of intent signed February 26, 2008 for a 50% interest in the Mac Gold Property.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Assayers Canada employs a regular system of standard and duplicate assays. In the company’s opinion, sample preparation, security, analytical techniques and Quality Control/Quality Assurance measures are appropriate for this property and stage of exploration.

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

In November 2004 additional samples were taken in order to have a grasp of mode of mineralization and what makes high grade gold. Five samples were taken from previously sampled sites, but in this instance we dug deeper. With depth we found a few patches of chalcopyrite, usually with very good sericite and silica flooding and these samples returned good gold and of course excellent copper values. Gold ranged from 0.81 to 21.14 g/mt and copper better than 1%”.

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

Based on the IP results of 2006, a gentle slope contour diagram of chargeability pattern with chargeability range from 2% to 2.4% is recognized close to south of the abandoned mining pit.  The major axis of the ellipse of this IP pattern has the same striking direction (EW) with the exposed gold-copper ore body, indicating the exposed ore body’s deep extension to the south dip.  Therefore, the gentle slope of closed contour diagram with IP chargeability range of 2% and up in this area could be considered as the significant IP anomaly indicator.

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

Off-balance sheet arrangements

As of March 31, 2008, Newport has had no off-balance sheet arrangements.

Loss Per Period/General and Administrative Expenses

Newport's net loss for the quarter ended March 31, 2008 was $(117,400) compared to $(32,189) for the quarter ended March 31,  2007.

Liquidity and Capital Resources Liquidity

As of March 31, 2008, Newport total cash on hand was $1,435 ($105,351 – March 31, 2007). Newport had $756,331 in liabilities ($337,213- March 31, 2007)  of which $281,098 ($193,578- March 31, 2007)  is owed due to related parties and $175,233($143,635- March 31, 2007) is owed for Accounts Payable.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

•         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Controls

As stated above, based on the evaluation as of December 31, 2007, by our President and Chief Executive Officer, and our Chief Financial Officer we have concluded that there are material weaknesses in our current internal controls which we need to take immediate corrective action with regard to certain deficiencies and material weakness to ensure  the effectivness of  our internal controls going forward in the future. There were no changes to internal controls of the Company in the first quarter of 2008.

ITEM 3A(T): CONTROLS AND PROCEDURES

See Item 3A – Controls and Procedures above.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the three months ended March 31, 2008, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation’s Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The Company will also assume all obligations to the original vendors. The Company issued the 1,800,000 shares to TMBW International Resources Corporation April 30, 2008.

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
10.3

Option Agreement to Acquire 20% interest of Certain Mineral Claims in Inner Mongolia  dated as of November 17, 2006 (incorporated by reference from our Form 10-KSB Annual Report, filed April 15, 2008). .

10.4

Option Agreement to Acquire an additional 30% interest of Certain Mineral Claims in Inner Mongolia  dated as of August 7, 2007 (incorporated by reference from our Form 10-KSB Annual Report, filed April 15, 2008).

10.5	Extension Agreement to Complete Inner Mongolia Exploration Expenditures dated as of January 15, 2008 (incorporated by reference from our Form 10-KSB Annual Report, filed April 15, 2008).
10.6

Acquisition Agreement to Acquire 50% interest of Mac Property held by TMBW International Resources dated February 26, 2008 (incorporated by reference from our Form 10-KSB Annual Report, filed April 15, 2008).

21	List of Subsidiaries (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005)
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO and CFO
99.1	Technical Report on the Burnt Basin Property dated July 18, 2003 (incorporated by reference from our Form SB-1 Registration Statement, filed June 8, 2005).

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT GOLD, INC.

Date: May 20, 2008	/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

Date: May20, 2008	/s/ John Arnold
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer