Form 10QSB
period 2008-06-30
Newport Gold, Inc.
filed 2008-08-19
CIK 1289223

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2008

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

	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
20,386,500 common shares issued and outstanding as of August 18, 2008

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

i

Newport Gold, Inc.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The information in this report for the Three and Six months ended June 30, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Newport Gold, Inc. ("Newport" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the period.

The condensed consolidated financial statements should be read in conjunction with Newport's financial statements and the notes thereto contained in Newport's Audited Financial Statements for the year ended December 31, 2007, in the Form 10KSB and filed with the SEC on April 15, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

NEWPORT GOLD, INC. (An Exploration Stage Company) Condensed Consolidated Balance Sheets (US Dollars)
	June 30 2008 (Unaudited)	December 31 2007 (Audited)
Assets
Current
Cash	$ 2,119	$ 59,071
Prepaid expenses	9,729	9,304
	11,848	68,375

Resource Properties (note 3)	2,338,271	2,251,434
Equipment	2,350	3,102
Total Assets	$ 2,352,469	$ 2,322,911
Liabilities
Current
Accounts payable and accrued liabilities	$ 231,590	$ 236,659
Due to related parties (note 4)	326,098	193,578
	557,688	430,237
Loan payable (note 5)	302,000	300,000
Total Liabilities	859,688	730,237
Stockholders' Equity
Capital Stock
Authorized 100,000,000 Common shares par value of $0.001 per share
Issued and outstanding 20,386,500 (2007 -18,186,500) Common shares	20,386	18,186
Additional paid-in capital	2,800,164	2,619,364
Other Comprehensive Income	90,423	152,943
Deficit	(1,418,192)	(1,197,819)
Total Stockholders' Equity	1,492,781	1, 592,674
Total Liabilities and Stockholders' Equity	$ 2,352,469	$ 2,322,911

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC. (An Exploration Stage Company) Condensed Consolidated Statement of Operations (US Dollars)
	Six Months Ended June 30,		Three Months Ended June 30,	Cumulative Period from July 16, 2003 (inception) Through June 30
	2008	2007	2008	2007	2008

Expenses
Geological consulting fees (note 7)	$ 120,844	$121,655	$69,247	$101,200	$594,512
Consulting	0	0	0	0	110,000
Accounting and legal	55,980	35,279	40,632	25,816	289,411
Office and travel	(2,743)	6,304	(9,724)	4,929	89,425
Investor relations (note 7)	890	0	890	0	115,415
Expenditures on resource properties	39,328	0	0	0	187,793
Filing and transfer agent fees	5,504	2,626	1,629	1,981	28,677
Foreign exchange loss (gain)	0	0	0	0	(128)
Amortization	570	508	299	254	3,088

Net Loss	220,373	166,372	102,973	134,180	1,418,192
Other Comprehensive Loss (Gain)	62,520	(30,009)	(18,416)	(27,352)	(90,423)

Total Comprehensive Loss	$ 282,893	$136,363	$84,557	$106,828	$1,327,769

Loss per share	$ (0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	19,131,555	15,118,646	19,812,874	15,161,813

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC. (An Exploration Stage Company) Condensed Consolidated Statements of Stockholders' Equity Period from July 16, 2003 (Inception) through June 30, 2008 (US Dollars)
						Accumulated
						Deficit	Total
			Additional	Share	Other	During	Stockholders’
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Value	Capital	Received	Income (Loss)	Stage	(Deficit)
						(note 3(e))	(note 3(e))
Share subscriptions
- cash	0	$ 0	$ 0	$ 93,150	$ 0	$ 0	$ 93,150
- property	0	0	0	22,500	0	0	22,500
Foreign currency
translation adjustment	0	0	0	0	(3,409)	0	(3,409)
Net loss	0	0	0	0	0	(161,681)	(161,681)

Balance,
December 31, 2003	0	0	0	115,650	(3,409)	(161,681)	(49,440)
Foreign currency
translation adjustment	0	0	0	0	(1,124)	0	(1,124)
Net loss	0	0	0	0	0	(95,960)	(95,960)

Balance,
December 31, 2004	0	0	0	115,650	(4,533)	(257,641)	(146,524)
Share subscriptions
- cash	0	0	0	144,000	0	0	144,000
Foreign currency
translation adjustment	0	0	0	0	(2,476)	0	(2,476)
Net loss	0	0	0	0	0	(93,207)	(93,207)

Balance,
December 31, 2005	0	0	0	259,650	(7,009)	(350,848)	(98,207)
Common shares issued
for cash (note 8(b))	4,200,000	4,200	271,800	0	0	0	276,000
Common shares issued
for mining claims
(note 8(b))	2,500,000	2,500	247,500	0	0	0	250,000
Common shares issued
for share subscriptions	8,375,000	8,375	251,275	(259,650)	0	0	0
Foreign currency
translation adjustment	0	0	0	0	577	0	577
Net loss	0	0	0	0	0	(339,331)	(339,331)

Balance,
December 31, 2006	15,075,000	$15,075	$770,575	$ 0	$ (6,432)	$ (690,179)	$ 89,039

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Continued)
Period from July 16, 2003 (Inception) through June 30, 2008
(US Dollars)

						Accumulated
						Deficit	Total
			Additional	Share	Other	During	Stockholders’
		Par	Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Value	Capital	Received	Income (Loss)	Stage	(Deficit)
						(note 3(e))	(note 3(e))
Balance,
December 31, 2006	15,075,000	$ 15,075	$770,575	$ 0	$ (6,432)	$ (690,179)	$ 89,039
Common shares issued
for mining claims	3,111,500	3,111	1,848,789	0	0	0	1,851,900
Foreign currency
translation adjustment	0	0	0	0	159,375	0	159,375
Net loss	0	0	0	0	0	(507,640)	(507,640)

Balance,
December 31, 2007	18,186,500	$18,186	$2,619,364	$ 0	$ 152,943	$ (1,197,819)	$ 1,592,674
Common shares issued
for mining claims	2,200,000	2,200	180,800	0	0	0	183,000
Foreign currency
translation adjustment	0	0	0	0	(62,520)	0	(62,520)
Net loss	0	0	0	0	0	(220,373)	(220,373)

Balance,
June 30, 2008	20,386,500	$20,386	$2,800,164	$ 0	$ 90,423	$ (1,418,192)	$ 1,492,781

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(US Dollars)

			Cumulative Period from July 16, 2003 (Inception) Through June 30, 2008

	Six Months Ended June 30,
	2008	2007

Operating Activities
Net loss	$(220,373)	$(166,372)	$(1,418,192)
Items not involving cash
Amortization	570	508	3,088
Shares issued for property agreement extension	33,000	0	80,611

	(186,803)	(165,864)	(1,334,493)

Changes in operating assets
Prepaid expenses	(683)	(8,816)	(9,245)
Accounts payable and accrued liabilities	1,680	108,295	210,942
Due to related parties	139,475	(17,216)	297,592

	140,472	82,263	499,289

Cash Used in Operating Activities	(46,331)	(83,601)	(835,204)

Investing Activities
Purchase of equipment	0	0	(5,034)
Acquisition of resource property	0	0	(12,364)

Cash Used in Investing Activities	0	0	(17,398)

Financing Activities
Loan payable	7,574	0	284,473
Common shares issued	0	0	276,000
Subscriptions received (note 8)	0	0	237,150

Cash Provided by Financing Activities	7,574	0	797,623

Inflow (Outflow) of Cash	(38,757)	(83,601)	(54,979)
Effect of Exchange Rate Change on
Cash Balance Held in Foreign Currency	(18,195)	35,466	57,098
Cash, Beginning of Year	59,071	129,366	0

Cash, End of Year	$2,119	$81,231	$2,119

Non-Cash Financing Activity
Common stock issued for properties	$150,000	$45,000	$2,372,325

See notes to condensed consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 and the Period from July 16, 2003 (Inception) to June 30, 2008
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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 and the Period from July 16, 2003 (Inception) to June 30, 2008
(US Dollars)
(Unaudited)

2.         GOING-CONCERN (Continued)

The general business strategy of the Company is to explore and research an existing mineral property and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. Management intends to raise additional capital through share issuances to finance operations and invest in the resource properties as described in note 3.

The Company has a working capital deficit of $545,840 (December 31, 2007 - $371,166), has accumulated losses during the exploration stage of $1,418,192 (December 31, 2007 - $1,197,819), has not generated any operating revenue to date, and has no capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties (“NSR”) (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued). The Company also had to incur exploration expenses totaling $243,000 (Cdn $250,000) (paid) over a three-year period, ending June 18, 2006 (extended to June 18, 2008).

The first NSR consists of a 1% NSR payable to the property owner capped at $245,000 (Cdn $250,000), that will be provided by making annual $9,800 (Cdn $10,000) prepaid NSR payments beginning in September, 2003, $42,816 (Cdn $50,000) paid to December 31, 2007). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of $491,000 (Cdn $500,000).

To date, the Company has not performed any drilling on the property, but has performed aerial and ground geophysics , soil sampling , rock sampling and power trenching. The Company is presently in the pre-exploration state and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. The Company intends to develop mineral deposits it finds, or enter into a joint venture with another mining company with more experience at that stage of operation.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 and the Period from July 16, 2003 (Inception) to June 30, 2008
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

(c)        On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The Company will also assume all obligations to the original vendors. The Company  issued the 1,800,000 shares to TMBW International Resources Corporation at a price of $0.05, a price determined to be fair value.

4.         RELATED PARTY TRANSACTIONS

(i) As of June 30, 2008, the total balance owing for investor relations by the son of the president of the Company was $48,239 (December 31, 2007 - $48,239). The amount owed is without interest or stated terms of repayment and is unsecured.

(ii) As of June 30, 2008, the president is owed $277,859 (December 31, 2007 - $145,339), which is included in due to related parties. The amount owed is without interest or stated terms of repayment and is unsecured.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007 and the Period from July 16, 2003 (Inception) to June 30, 2008
(US Dollars)
(Unaudited)

 4.         RELATED PARTY TRANSACTIONS (continued)

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

Plan of Operations

Burnt Basin Property

Newport has obtained an option to acquire nine mineral claims consisting of 47 units consiting of approximately 25 hectres (the "Burnt Basin Property"). The mineral claims are located 25 kilometres northeast of the city of Grand Forks, British Columbia, Canada.  These mineral claims entitle us to the minerals located on the Burnt Basin Property subject to the option agreement. However, since title to the Burnt Basin Property is in the name of Mr. John Carson, should he choose to transfer title to a third party, Newport would lose the mineral claims. Newport entered into the option agreement with Steve Baran June 18, 2003. Mr. Baran is not related to Newport.

Newport Gold Inc. has now earned a 100% interest in the Burnt Basin  Property, subject to a separate NSR payment.

A large number of mineral occurrences occur on the Burnt Basin Property, most of which have seen limited or no recent exploration. The known showings belong to 3 main styles, including zinc-lead (+/- silver, copper) mineralization in argillaceous limestone, gold-silver quartz veins, and auriferous massive pyrrhotitepyrite mineralization.

Examples of zinc-lead (+/- silver, copper) mineralization include the Eva Bell, Halifax, Ennismore, Hastings, Ajax and Breckle showings. The bulk of the previous exploration on the property, primarily done in the 1960’s and 1970’s, was directed at this type of mineralization. Detailed geological mapping is needed to determine which model best explains the mineralization, and in particular, whether mineralization has undergone the same degree of deformation as the host rocks.  This mapping is expected to be completed through further extensive trenching and rock sampling.

Significant gold values (in the 15-30 g/t Au range) occur at the Molly Gibson showing. As with the zinc-lead (+/- silver, copper) showings described above, previous workers have classified the Molly Gibson mineralization as contact metasomatic, or skarn type mineralization. Newport believes that a better interpretation is that the mineralization represents a deeper portion of the same mineralizing system as the massive sulfide/oxide showings.

Several showings were discovered on the Burnt Basin property during Newport Gold’s 2007 work program, which were unknown from previous work or were referenced in the historic literature but had not been located and sampled during previous work programs. Three significant new discoveries in outcrop include the Gold Knoll, Unexpected and Ajax showings. None of these discoveries have been tested by trenching or drilling. Follow-up is needed at all of these new discoveries, in order to assess their significance.

The 2007 soil geochemical and ground magnetometer surveys were both successful at outlining anomalies which require follow-up. A large strong zinc-lead-copper soil anomaly in the Eva Bell-Halifax area ranges from 150 to 300 meters in width, and, assuming continuity across the Manitou crown grant, exceeds 1 kilometer in length. A zinc-lead soil anomaly, approximately 100 by 400 meters in size, occurs in the vicinity of the Ennismore showing. A strong northwest trending mag high anomaly in the Breckle – Upper Eva Bell area is another high priority target for follow-up.

Further work is recommended for the Burnt Basin property, to explore for both zinc-lead (+/- silver, copper) mineralization and for gold mineralization on the property. A two-phase $1,100,000 work program is recommended. Phase 1 has a budget of $680,000 and includes trench and drill follow-up to test anomalies resulting from the 2007 exploration program. In addition, the Phase 1 program includes extending the 2007 grid to the south and west, to cover the Hastings, Molly Gibson and Ajax showings, and completing soil geochemical and ground magnetometer surveys over these areas. The Phase 2 program will involve follow-up diamond drilling to further test known showings, and to test any targets resulting from the Phase 1 program. Phase 2 has a budget of $420,000 and is in-part contingent on the results of the Phase 1 program.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities and, if available on satisfactory terms, debt financing.  If we are unsuccessful in obtaining new capital, our ability to continue our exploration programs and meet our current financial obligations could be adversely affected.

There are no proven or probably mineral reserves on the Burnt Basin Property at this time.

Mongolia Property

By an agreement dated November 17, 2006, Newport acquired an option to earn a 20% interest of a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China the “China Property”).

During the first quarter of 2008 Newport received a very preliminary geophysical report on the Tiejiangzie China Property in Inner Mongolia, China.  This report was prepared by Daniel Huang, our consulting geologist.  These results were sent to a Canadian geophysical company  for interpretation.  Newport intends to drill the China Property this year however the scope and size of the program will be based on the interpretation from the geophysical data which is not expected to be available until September 2008.

The existing copper gold pit has been mined down in excess of 40 feet by local people.  Initial assays from the 2005, 2006 and 2007 field season suggest many copper gold targets that would be amenable to drilling but these need to be examined in conjunction with the geophysical anomalies in order to systematically pick the best drilling locations.    Outlining potential mineralization will require very selective drill targets and several field seasons.

Noront Bataou, the Canadian foreign subsidiary, wholly owned by Newport’s joint venture partner in this project, Noront Resources Limited, is the company started by Noront and Newport to explore the China property.  It is important to note that the exploration license has been secured until 2010.

Mac Gold Property

On February 26, 2008, Newport acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of Newport. Newport also agreed to assume all obligations to the original vendors. Newport  issued the 1,800,000 shares to TMBW International Resources Corporation.

Study and careful examination of past drill intercepts has determined that metallurgical work is necessary before drill targets are selected.  In the early nineties a decline was driven to follow up on some encouraging drill holes.  It has been determined that this decline should be tested for its metallurgy as the gold mineralization that is present is refractory.  Newport intends to have Linda Caron, consulting geologist on the Burnt Basin property, follow up with a small program of rock sampling

The Mac Gold Property is readily accessible and does have decline access to an underground zone which assayed 10m of .42 oz/t gold.  Several consultants that have been contacted suggest that the mineralization would be amenable to favorable recoveries using known methods which currently process refractory gold ores.

Off-balance sheet arrangements

As of June 30, 2008, Newport has had no off-balance sheet arrangements.

Revenues

REVENUE - Newport has not generated any revenues for the quarter ended June 30, 2008, or since inception.

COMMON STOCK – Newport has issued 1,800,000 common shares during the most recent quarter.  As of the date of June 30, 2008 Newport has 20,386,500 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the six months ended June 30, 2008, was $220,373 as compared to $166,372 for the six months ended June 30,2007.

We expect continued increases in expenses during the next twelve months, as we continue to implement our business plan. We expect the increase to be primarily exploration related expenses, such as geological consulting fees, and expenditures on resoure properties.

For the six months ended June 30, 2008, $120,844 in geological consulting fees was incurred as compared to $121,655 incurred in the six month period ended June 30, 2007.  For the six  month period ended June 30, 2008, $39,328 expended on resource properties (nil- June 30, 2007).  For the six month period ended June 30, 2008, $55,980 was incurred in legal and accounting fees up from $35,279 having been incurred in the six month period ended June 30, 2007.  The increase in this category was primarily related to increases in accounting fees.

Newport intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan.

Liquidity and Capital Resources Liquidity

As of June 30, 2008, Newport total cash on hand was $2,119 ($81,231 – June 30, 2007). Newport had

$859,688 in liabilities ($456,326- June 30, 2007)  of which $326,098 ($193,578- June 30, 2007)  is owed due to related parties and $231,590($262,748- June 30, 2007) is owed for Accounts Payable.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  We will require additional funding in order to cover all anticipated administration costs and to proceed with our proposed exploration program on the Burnt Basin property, estimated to cost a minimum of $540,000 over the next twelve months.  We do not have any arrangements in place for any future equity financing and there is no guarantee we will be able to obtain the funding necessary to continue as a going concern.

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2008, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

·     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2007 and based upon their evaluation determined our internal controls were not effective as the issuance of 3,011,500 common shares shares  in August 2007 was not recorded in the September 30, 2007 quarterly financial statements and this oversight was only discovered at the time of the preparation of the audited financial statements.   Our auditors have informed the Company that they considered the matter described above to be material weaknesses in the Company's internal controls over financial reporting. The Company has taken corrective action to address the material weakness identified and  filed an amended Form 10-QSB for the quarter ended September 30, 2007on May 16, 2008.

 Changes in Internal Controls

As stated above, based on the evaluation as of December 31, 2007, by our President and Chief Executive Officer, and our Chief Financial Officer we have concluded that there are material weaknesses in our current internal controls which we need to take immediate corrective action with regard to certain deficiencies and material weakness to ensure  the effectivness of  our internal controls going forward in the future. There were no changes to internal controls of the Company in the second quarter of 2008.

ITEM 3A(T): CONTROLS AND PROCEDURES

See Item 3A – Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Newport's knowledge, no lawsuits were commenced against Newport during the six months ended June 30, 2008, nor did Newport commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation’s Mac Property, a 331-hectare gold property located approximately 55 kilometres southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The Company will also assume all obligations to the original vendors. The Company issued the 1,800,000 shares to TMBW International Resources Corporation on April 30, 2008.

The issuance of  shares in the  transactions noted above was completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933  on the basis that the issuance of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S with a non U.S. person or entity, as defined in Regulation S, and the acquirer was not acquiring the shares for the account or benefit of a U.S. person.  All securities issued were endorsed with a restrictive legend.  These shares may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933.

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

NEWPORT GOLD, INC.

Date: August 19, 2008	/s/ Derek Bartlett
By:	Derek Bartlett, President, CEO, Secretary, and a member of the Board of Directors

Date: August 19, 2008	/s/ John Arnold
By:	John Arnold, Treasurer, Acting Chief Financial Officer, and Principal Accounting Officer