Form 10-Q
period 2011-06-30
Newport Gold, Inc.
filed 2011-08-22
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 0-52214

NEWPORT GOLD, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	98-0583391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-336 Queen St. South Mississauga, Ontario, Canada	L5M 1M2
(Address of principal executive offices)	(Zip Code)

(905) 542-4990
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 34,823,720 outstanding as of August 15, 2011.

NEWPORT GOLD, INC.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

NEWPORT GOLD, INC.

INDEX

Page
CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-11

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current
Cash	$107	$3,973
Prepaid expenses	233	233
	340	4,206

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	820	820
	36,217	36,217
Total Assets	$36,557	$40,423

Liabilities

Current
Accounts payable and accrued liabilities	$172,598	$156,359
Accrued officers salaries (Note 7)	211,000	151,000
Loans payable-shareholders (Note 7)	59,349	25,162
Loans payable (Note 8)	19,281	5,000
Due to related parties	34,240	34,240
Total Liabilities	496,468	371,761

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 34,823,720 at June 30, 2011 and at December 31, 2010	34,823	34,823
Additional paid-in capital	3,512,126	3,510,805
Accumulated other comprehensive income (loss)	148,750	146,130
Accumulated deficit - during exploration stage	(4,155,610)	(4,023,096)
Total Stockholders' Deficit	(459,911)	(331,338)

Total Liabilities and Stockholders' Deficit	$36,557	$40,423

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(In U.S. Dollars)
(unaudited)

					July 16, 2003
					(inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2011	2010	2011	2010	2011

Expenses
Officers compensation	$30,000	$30,000	$60,000	$60,000	$357,520
Accounting and legal	33,372	7,500	47,841	15,000	416,812
Geological consulting fees	12,416	-	18,577	-	521,967
Office and travel	260	1,276	223	1,276	83,609
Interest	878	-	1,321	-	1,538
Write-down of mineral interest	-	-	-	-	2,397,663
Investor relations	-	-	-	-	115,535
Consulting	-	-	-	-	110,000
Resource property (recovery) expenditures	(309)	-	(309)	-	86,543
Filing and transfer agent fees	4,861	-	4,861	-	42,237
Occupancy costs	-	-	-	-	17,514
Amortization	-	-	-	1,121	4,800
Foreign exchange loss (gain)	-	-	-	-	(128)

Net income (loss)	(81,478)	(38,776)	(132,514)	(77,397)	(4,155,610)

Other comprehensive income (loss)	-	-	-	-	148,750

Total comprehensive income (loss)	$(81,478)	$(38,776)	$(132,514)	$(77,397)	$(4,006,860)

Gain (loss) per share - basic and diluted	$(0.002)	$(0.001)	$(0.004)	$(0.002)

Weighted average number of common shares outstanding - basic and diluted	34,823,720	34,823,720	34,823,720	34,823,720

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)
(unaudited)

			July 16, 2003
			(inception) to
	Six Months ended June 30,		June 30,
	2011	2010	2011

Operating Activities
Net income (loss)	$(132,514)	$(77,397)	$(4,155,610)
Items not involving cash
Depreciation	-	1,121	4,800
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	1,321	-	1,538
	(131,193)	(76,276)	(1,703,998)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	57,310	6,776	206,025
Accrued officers salaries	60,000	60,000	180,000
Due to related parties	-	9,500	29,778
	117,310	76,276	416,312

Cash Provided (Used) in Operating Activities	(13,883)	-	(1,287,686)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Used in Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	3,897	-	29,059
Loan payable	3,500	-	285,399
Subscriptions received	-	-	237,150
Common shares issued	-	-	696,858

Cash Provided by Financing Activities	7,397	-	1,248,466

Inflow/(Outflow) of cash	(6,486)	-	(70,993)

Effect of exchange rate change on cash balances held in foreign currencies	2,620	-	71,100
Cash, Beginning of period	3,973	-	-
Cash, End of period	$107	$-	$107

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

Newport Gold, Inc. (the "Company"), an exploration stage company, was incorporated under the laws of Nevada on July 16, 2003, and is involved in the acquisition, exploration and development of mineral and energy properties. The Company is currently evaluating opportunities both in the mineral sector and otherwise.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going-concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures, and the realization of assets and payment of liabilities in the normal course of operations for the foreseeable future.

The general business strategy of the Company is to explore and research existing mineral properties and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through share issuances to finance its exploration on the Burnt Basin Property as described in note 5.

The Company has a working capital deficit of $496,148 at June 30, 2011, has an accumulated deficit during the exploration stage of $4,155,610 has not generated any operating revenue to date, and has no capital resources presently available to meet obligations,. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America as applicable to an exploration stage enterprise under FASB-ASC 915-205 and are expressed in US dollars.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mineral Property Acquisition Payments and Exploration Costs

The Company follows accounting standards for mineral rights, which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no commercially viable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Impairment of Long-Lived Assets

Management of the Company periodically reviews the net carrying value of its mineral properties and interests on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Depreciation

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings per Share. Under the provision, basic earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

Other Comprehensive Income

The Company follows us Generally Accepted Accounting Principles (“US GAAP”), “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

Asset Retirement Obligations

The Company has adopted the provisions of US GAAP, "Accounting for Asset Retirement Obligations". The basis of this policy is the recognition of a legal liability for obligations relating to the retirement of property, plant and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

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

Fair Value of Financial Instruments

Financial assets and liabilities recorded on the accompanying balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

FASB Codification

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Recent Accounting Pronouncements

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 4 – FINANCIAL INSTRUMENTS

Fair Value

The carrying values of bank indebtedness, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments. The fair values of due to related parties cannot be reasonably estimated, as no liquid and active market exists for such instruments.

Interest Rate Risk

The Company is not exposed to interest rate risk as the Company has no interest bearing financial instruments.

Credit Risk

The Company is exposed to credit risk with respect to its cash; however, this risk is minimized as cash is placed with major financial institutions.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

Currency Risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

NOTE 5 – MINERAL INTERESTS

The mineral interests comprise a significant portion of the Company's assets. Realization of the Company's investment in these assets is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Although the Company has taken steps to verify the title to mineral properties in which it has an interest in accordance with industry standards for the current stage of development of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects.

Burnt Basin mineral claims number 395687, 530691, 556586, 556588, 556589, 556590, 596696, 558034, 573419 and 573420:

On July 21, 2003, the Company entered into an option agreement to acquire nine mineral claims consisting of 47 units, each unit consisting of approximately 25 hectares, title to which is held by an unrecorded warranty deed. The mineral claims are located 25 kilometers northeast of Grand Forks, British Columbia, Canada, known as the Burnt Basin mineral claims numbered 395687, 530691, 556586, 556588, 556589, 556590, 596696, 558034, 573419 and 573420. The option agreement is subject to an underlying agreement dated July 29, 2002 between the property owners and the optionor.

Under the terms of the option agreement, the Company can acquire a 100% undivided interest in the property, subject to two separate net smelter return royalties ("NSR") (totaling 2%), and cash and share payments totaling $12,364 (Cdn $17,000) (paid) and 225,000 shares of common stock (issued) (note 8). The Company must also incur exploration expenses totaling $252,194 (Cdn $250,000) over a three-year period, ending June 18, 2006. On July 18, 2007, the Company received an extension on completing the required expenditures to June 18, 2008.

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

On September 11, 2008, the Company entered into an Option Agreement (the “Agreement”) with Cadman Resources Inc.(“Cadman”), a company with 2 common directors, whereby Cadman can earn an undivided 60% interest in the Burnt Basin property located in the Greenwood Mining District of British Columbia (the “Property”). In consideration, Cadman agreed to make cash payments of $50,000, incur exploration expenditures of $1,000,000, and issue 1,250,000 common shares over five years.

On August 5, 2009 Cadman terminated its Option Agreement related to the Burnt Basin property.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 5 – MINERAL INTERESTS (continued)

Inner Mongolia, China mineral rights:

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

In addition to the 2,200,000 common shares issued as noted above, the Company must issue an additional 500,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, of which $250,000 of exploration expenditures must be expended by February 1, 2008. The Company issued 100,000 common shares as consideration for the extension in 2007.

By agreement dated August 7, 2007, the Company exercised its option to earn the remaining 30% option interest in the property. In order to earn the additional 30% option interest in the property, the Company issued 3,011,500 common shares to the optionors. These shares were issued at $0.60 per share, a price determined to be fair value.

In October 2008, drilling was conducted on the China property.  No mineralization was discovered in the drill results, so further exploration of the property was abandoned.  This resulted in a write-down of the property for the amount of $2,397,663.

On January 28, 2008, the Company issued 300,000 common shares, at a price of $0.19 per share, a price determined to be fair value, as part of the resource property agreement dated November 17, 2006. (See note 5(b))

On January 15, 2008, the Company received an extension on completing $500,000 of exploration expenditures required by February 1, 2008 to February 1, 2009 in consideration for 100,000 common shares of the Company. The 100,000 common shares were issued at $0.19 per share, a price determined to be fair value.

On August 20, 2008 the company issued 200,000 common shares at $0.15 per share to Noront Resources which was the last share installment required under the agreement between the two parties.

TMBW International Resources Corporation’s Mac Property:

On February 26, 2008, the Company acquired 50% of TMBW International Resources Corporation's Mac Property, a 331-hectare gold property located approximately 55 kilometers southeast of Vernon, British Columbia, for 1,800,000 common shares of the Company. The per share fair value of these shares are $0.01. These shares cannot be sold to a US person or through a US stock exchange for a period of one year and only once a full registration statement is cleared by the SEC.

NOTE 6 – EQUIPMENT

	June 30,	December 31,
	2011	2010

Cost	$5,606	$5,606
Accumulated depreciation	(4,786)	(4,786)
Net	$820	$820

Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $0, $0, $0 and $0, respectively.  Depreciation is currently recorded annually due to its immateriality.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2011 and 2010 are unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

As at June 30, 2011, the president of the Company is owed $211,000 in compensation and $151,000 at December 31, 2010. The amount owed is without interest or stated terms of repayment and is unsecured.

During the six months ended June 30, 2011, three shareholders loaned the Company $34,187.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the six months ended June 30, 2011 was $980.

During the year ended December 31, 2010, three shareholders loaned the Company $25,162.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $181.

NOTE 8 – LOANS PAYABLE

During the six months ended June 30, 2011, the Company borrowed $14,281 from an unaffiliated individual.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the six months ended June 30, 2011 was $341.

During the year ended December 31, 2010, the Company borrowed $5,000 from an unaffiliated individual.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $36.

Item 2.   Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the three and six months ended June 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere herein.

FORWARD-LOOKING STATEMENTS

There are statements in this report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, these assumptions do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed about the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will, in fact, transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

OVERVIEW

Newport Gold, Inc., a pre-exploration stage company, was incorporated on July 16, 2003 in the State of Nevada, and is involved in the acquisition, exploration and development of mineral and energy properties.  We have one subsidiary company, 2038052 Ontario Inc., which is an Ontario incorporated company.  Unless otherwise noted, references in this registration statement to the “Company,” “we,” “our,” or “us” mean Newport Gold, Inc. and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc.

On July 21, 2003, we entered into an option agreement with Steve Baran to acquire certain mineral claims located in British Columbia, Canada known as the Burnt Basin mineral claims. The Burnt Basin property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002.  The Burnt Basin property is situated about 25 kilometers northeast of Grand Forks, British Columbia in Canada.  The property covers an area of 1694 hectares and is comprised of 10 mineral claims.

Under the terms of the option agreement, we were granted the right to acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling $17,000 and  225,000 shares of our common stock, and by incurring exploration expenses totaling CDN $250,000.  The first NSR royalty consists of a 1% NSR payable to John Carson capped at CDN $250,000, that will be provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003.  To date, we have paid Mr. Carson CDN $80,000 of prepaid NSR royalties.  A further 1% NSR is payable to Steve Baran.  One half of the 1% NSR to Steve Baran may be bought out for the sum of CDN $500,000.

We have met the cash, share and expenditure commitments outlined in the agreement in order to earn the 100% interest in the property, subject to these NSR payments.  Pursuant to transfers of ownership filed with the Province of British Columbia in August 2008, such 100% undivided interest in the Burnt Basin mineral claims are now held by us.  Such interests are held for us in the name of NPG Mining Corp. which is an assumed name which has been registered for us as an extraprovincial company in the Province of British Columbia.

NSR royalties are defined in the option agreement as the net proceeds realized from the sale to a bona fide purchaser in an arm’s length transaction of minerals recovered from ore mined from the claims. The net proceeds are determined by deducting from the dollar value paid for the recovered minerals, the cost of smelting and refining the ore/or concentrates thereof, marketing and insurance charges, and transportation costs, including the costs of transporting the ore and /or concentrates thereof to the milling facilities and to the smelter or refinery.

To date, we have not performed any work on the property other than geological mapping, rock and soil sampling, geophysical surveys and data compilation done in 2007.  We have commissioned and obtained technical reports, with the latest one dated March 28, 2008 which included recommendations for further work.  No drilling was done on the property due to lack of funds and no exploration work of any kind was done during the 2008 and 2009 field seasons for the same reasons.  We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

The Burnt Basin mineral claims are without known economic mineralization and the proposed program is exploratory in nature.  We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

To achieve our goals and objectives for the next 12 months, and order to commence our proposed two-phase exploration program on the Burnt Basin property, we plan to raise additional capital through private placements of our equity securities and, if available on satisfactory terms, debt financing.  If we are unsuccessful in obtaining new capital, our ability to continue our exploration programs and meet our current financial obligations could be adversely affected and we could forfeit our rights and interests in the property.

Results of Operations

We had no revenues in the three and six months ended June 30, 2011 and 2010.

We reported a total comprehensive loss during the three months ended June 30, 2011 of $81,478 compared to a total comprehensive loss of $38,776 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, we reported a total comprehensive loss of $132,514 compared to a total comprehensive loss of $77,397 for the six months ended June 30, 2010.  Such change was primarily due to geological consulting fees incurred in the three and six months ended June 30, 2011 of $12,416 and $18,577 compared to no geological consulting fees in the three and six months ended June 30, 2010, along with an increase in accounting and legal expenses which were $33, 372 and $47,841 in the three and six months ended June 30, 2011 compared to $7,500 and $15,000 for the three and six months ended June 30, 2010.  Such increase in professional fees is primarily due to the expenses incurred in connection with the preparation and filing of the Company’s Registration Statement on Form 10 and the auditing of the Company’s financial statements.  Officer compensation was $30,000 and $60,000 in both the three and six months ended June 30, 2011 and 2010 due to the compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.

Since inception from July 16, 2003 to June 30, 2011, we had a total comprehensive loss of $4,006,860.

Liquidity and Capital Resources

On June 30, 2011, we had working capital deficit of $496,128 and a stockholders’ deficiency of $459,911, compared to working capital deficit of $367,555 and a stockholders’ deficiency of $331,338 on December 31, 2010.  On June 30, 2011, we had no cash, total assets of $36,557 and total liabilities of $496,468 compared to cash of $3,973, total assets of $40,423 and total liabilities of $371,761 on December 31, 2010.

Cash used in operating expenses was $(13,883) for the six months ended June 30, 2011 which was the result of a net loss of $(132,514) offset by changes in accounts payable and accrued liabilities of $57,310 and accrued salaries of $60,000.  Cash provided by or used in operating activities was zero for the six months ended June 30, 2010 which was due to a net loss of $(77,397) offset by depreciation of $1,121 and further offset by changes in accounts payable and accrued liabilities of $6,776, accrued salaries of $60,000 and due to related parties of $9,500.

There was no cash provided by or used in investing activities for the six months ended June 30, 2011 and 2010.

Cash provided by financing activities was $7,397 for the six months ended June 30, 2011 due to loans payable of $7,397 compared to no cash provided by or used in financing activities for the six months ended June 30, 2010.

Our financial statements have been prepared assuming that we will continue as a going concern.  The general business strategy of the Company is to explore and research existing mineral properties and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through share issuances to finance its exploration on the Burnt Basin property although there can be no assurance that management will be successful in these efforts.

The Company has a working capital deficit at June 30, 2011 of $496,128, has an accumulated deficit during the exploration stage of $4,155,610, has not generated any operating revenue to date, and has no capital resources presently available to meet obligations. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

In addition to raising additional capital through shares issuances, we have obtained unsecured loans from shareholders and other third parties in the past and we expect will be seek additional loans in the future from certain shareholders and others, if necessary, in order to fund our current operations including meeting the annual CDN $10,000 prepaid NSR payments to John Carson.  In this regard, although there can be no assurance, we expect we will be able to obtain such capital through share issuances and/or loans.  In addition, in order to fund the cash requirements which will be necessary for the two phase work program on the Burnt Basin property, it may be necessary for us to seek a joint venture partner to help fund the project.   While only preliminary discussions have been held with certain possible partners, we believe we will be able to obtain such a joint venture partner if financial circumstances make such action necessary.   However, if we are unable to raise additional capital, obtain additional loans or engage a joint venture partner who can held fund the Burnt Basin project, we will not be able to continue operations for more than the next few months.  However, we are confident that one or more of the foregoing arrangements will be able to be effected in the near term, which will allow us to continue operations during and beyond the next twelve months.   Until such time that we are able to afford to pay Derek Bartlett, our President, any compensation due to him will be accrued.

Provided we are able to obtain the necessary capital, we intend to commence and complete the Phase 1 program for the Burnt Basin property over the next twelve months.  In this regard, we anticipate that we will need at least $800,000 in financing in order to achieve our goals and objectives over the next twelve months, which includes $680,000 to complete the Phase 1 program and at least $120,000 for operations.  This does not include any amounts which will be due to Derek Bartlett, our President, under the terms of his Management Services Agreement.

We intend to attempt to raise additional funds no later than the fourth quarter of 2011 and into early 2012.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in the fourth quarter of 2011 or early 2012 and hope to complete Phase 1 during 2012, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in 2013.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

Other than performing certain geological mapping, rock and soil sampling, geophysical surveys and data compilation done in 2007, we have not taken any concrete steps to implement our business plan with regard to the Burnt Basin property.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 3 to the consolidated financial statements included elsewhere herein.  The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of resource properties, accrued liabilities, rate of amortization and the valuation allowance for deferred income tax assets. Management believes the estimates are reasonable; however, actual results could differ from those estimates and could impact future results of operations and cash flows.  Described below are the most significant policies we apply in preparing our financial statements.

Foreign Currency Translation – Our operations and activities are conducted principally in Canada; hence the Canadian dollar is the functional currency. We translate financial statements into the functional currency as follows: non-monetary assets and liabilities are translated at historical rates; monetary assets and liabilities are translated at exchange rates in effect at the end of the year; and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations. Our reporting currency is the United States dollar. We translate financial statements into the reporting currency as follows: assets and liabilities are translated at the rates of exchange on the balance sheet date, and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are included as part of other comprehensive income.

Mineral Property Acquisition Payments and Exploration Costs- We follow accounting standards for mineral rights, which concluded that mineral rights are tangible assets. Accordingly, we capitalize certain costs related to the acquisition of mineral rights. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the unit-of-production method based on proven and probable reserves. If no commercially viable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Mineral Property Evaluations - Management of the Company periodically reviews the net carrying value of its mineral properties and interests on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Depreciation - Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized; minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Amortization is provided over the estimated useful lives of the related assets using the declining-balance method for financial statement purposes. Amortization of equipment is calculated at 30% on the declining-balance basis.

Asset Retirement Obligations – We have adopted the provisions of US GAAP, “Accounting for Asset Retirement Obligations”. The basis of this policy is the recognition of a legal liability for obligations relating to the retirement of property, plant and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

It is possible that our estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised. No liability has been recorded as the Company is in the exploration stage on its properties and, accordingly, no environmental disturbances have occurred.

Fair Value of Financial Instruments - Financial assets and liabilities recorded on the accompanying balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  We use judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Stock Based Compensation - We account for share-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation (ASC 718). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT GOLD, INC.
(Registrant)

Date: August 22, 2011	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)