Form 10-Q
period 2011-09-30
Newport Gold, Inc.
filed 2011-11-14
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
 Yes   ☒                      No   ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,823,720 outstanding as of November 10, 2011.

NEWPORT GOLD, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWPORT GOLD, INC.

INDEX

Page

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-13

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current
Cash	$86,214	$3,973
Prepaid expenses	233	233
	86,447	4,206

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	820	820
	36,217	36,217
Total Assets	$122,664	$40,423

Liabilities

Current
Accounts payable and accrued liabilities	$172,274	$156,359
Accrued officers salaries (Note 7)	241,000	151,000
Loans payable-shareholders (Note 7)	12,180	25,162
Loans payable (Note 8)	-	5,000
Due to related parties	22,810	34,240
Total Liabilities	448,264	371,761

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 36,823,720 at September 30, 2011 and 34,823,720 at December 31, 2010	36,823	34,823
Additional paid-in capital	3,694,895	3,510,805
Subscriptions receivable	8,010	-
Accumulated other comprehensive income (loss)	148,750	146,130
Accumulated deficit - during exploration stage	(4,214,078)	(4,023,096)
Total Stockholders' Deficit	(325,600)	(331,338)

Total Liabilities and Stockholders' Deficit	$122,664	$40,423

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

					July 16, 2003
					(inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2011	2010	2011	2010	2011

Expenses
Officers compensation	$30,000	$30,000	$90,000	$90,000	$387,520
Accounting and legal	12,851	7,500	60,692	22,500	429,663
Geological consulting fees	2,696	-	21,273	-	524,663
Office and travel	-	-	223	1,194	83,609
Interest	789	-	2,110	-	2,327
Write-down of mineral interest	-	-	-	-	2,397,663
Investor relations	-	-	-	-	115,535
Consulting	-	-	-	-	110,000
Resource property (recovery) expenditures	-	-	-	-	86,852
Filing and transfer agent fees	11,823	912	16,684	912	54,060
Occupancy costs	-	-	-	-	17,514
Amortization	-	-	-	-	4,800
Foreign exchange loss (gain)	-	-	-	-	(128)

Net income (loss)	(58,159)	(38,412)	(190,982)	(114,606)	(4,214,078)

Other comprehensive income (loss)	-	-	2,620	-	148,750

Total comprehensive income (loss)	$(58,159)	$(38,412)	$(188,362)	$(114,606)	$(4,065,328)

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	36,823,720	34,823,720	36,823,720	34,823,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			July 16, 2003
			(inception) to
	Nine Months ended September 30,		September 30,
	2011	2010	2011

Operating Activities
Net income (loss)	$(190,982)	$(114,606)	$(4,214,078)
Items not involving cash
Depreciation	-	-	4,800
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	2,110	-	2,327
	(188,872)	(114,606)	(1,761,677)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	56,985	912	205,700
Accrued officers salaries	90,000	90,000	210,000
Due to related parties	(11,430)	24,500	18,348
	135,555	115,412	434,557

Cash Provided by (Used in) Operating Activities	(53,317)	806	(1,327,120)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Provided by (Used in) Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	(43,271)	-	(18,109)
Loan payable	(15,781)	(800)	266,118
Subscriptions received	-	-	237,150
Sale of common shares and warrants	191,990	-	888,848

Cash Provided by (Used in) Financing Activities	132,938	(800)	1,374,007

Inflow/(Outflow) of cash	79,621	6	15,114

Effect of exchange rate change on cash balances held in foreign currencies	2,620	(6)	71,100
Cash, Beginning of period	3,973	-	-
Cash, End of period	$86,214	$-	$86,214

SUPPLEMENTAL INFORMATION:
Subscriptions receivable	$8,010	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

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

The Company has a working capital deficit of $361,019 at September 30, 2011, has an accumulated deficit during the exploration stage of $4,213,280 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

NOTE 5 – MINERAL INTERESTS (continued)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

NOTE 5 – MINERAL INTERESTS (continued)

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

NOTE 6 – EQUIPMENT

	September 30,	December 31,
	2011	2010

Cost	$5,606	$5,606
Accumulated depreciation	(4,786)	(4,786)
Net	$820	$820

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $0, $0, $0 and $0, respectively.  Depreciation is currently recorded annually due to its immateriality.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and nine months ended September 30, 2011 and 2010 are unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

As at September 30, 2011, the president of the Company is owed $241,000 in compensation and $151,000 at December 31, 2010. The amount owed is without interest or stated terms of repayment and is unsecured.

During the nine months ended September 30, 2011, three shareholders loaned the Company $34,187.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the nine months ended September 30, 2011 was $1,617.  The shareholder loans were paid off in September 2011.

During the year ended December 31, 2010, three shareholders loaned the Company $25,162.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $333. The shareholder loans, except for $11,382, were paid off in September 2011.

NOTE 8 – LOANS PAYABLE

During the nine months ended September 30, 2011, the Company borrowed $14,281 from an unaffiliated individual.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the nine months ended September 30, 2011 was $341. This loan was paid off in September 2011.

During the year ended December 31, 2010, the Company borrowed $5,000 from an unaffiliated individual.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $36.  This loan was paid off in September 2011.

NOTE 9 – COMMON STOCK AND WARRANTS

During the quarter ended September 30, 2011, the Company sold 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000.  Each unit consists of one share of common stock, par value $0.001 per share and one common stock purchase warrant with an exercise price of $0.10 that expires two years from date of issue.

Item 2.    Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the three and nine months ended September 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere herein.

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

Results of Operations

We had no revenues in the three and nine months ended September 30, 2011 and 2010.

We reported a total comprehensive loss during the three months ended September 30, 2011 of $57,000 compared to a total comprehensive loss of $38,000 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, we reported a total comprehensive loss of $188,000 compared to a total comprehensive loss of $115,000 for the nine months ended September 30, 2010.  Such change was primarily due to geological consulting fees incurred in the three and nine months ended September 30, 2011 of $3,000 and $21,000 compared to no geological consulting fees in the three and nine months ended September 30, 2010, along with an increase in accounting and legal expenses which were $13,000 and $61,000 in the three and nine months ended September 30, 2011 compared to $8,000  and $23,000 for the three and nine months ended September 30, 2010.  Such increase in professional fees is primarily due to the expenses incurred in connection with the preparation and filing of the Company’s Registration Statement on Form 10 and subsequent periodic reports and the auditing of the Company’s financial statements.  Officer compensation was $30,000 and $90,000 in both the three and nine months ended September 30, 2011 and 2010 due to the compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.  We also had filing and transfer agent fees of $12,000 and $17,000 for the three and nine months ended September 31, 2011 compared to $1,000 for the three and nine months ended September 30, 2010.

Since inception from July 16, 2003 to September 30, 2011, we had a total comprehensive loss of $4,065,000.

Liquidity and Capital Resources

On September 30, 2011, we had working capital deficit of $361,000 and a stockholders’ deficiency of $325,000, compared to working capital deficit of $368,000 and a stockholders’ deficiency of $331,000 on December 31, 2010.  On September 30, 2011, we had cash of $86,000, total assets of $123,000 and total liabilities of $448,000 compared to cash of $4,000, total assets of $40,000 and total liabilities of $372,000 on December 31, 2010.

Cash used in operating expenses was $(53,000) for the nine months ended September 30, 2011 which was primarily the result of a net loss of $(190,000) and changes in amount due to related parties of $11,000, offset by changes in accounts payable and accrued liabilities of $57,000 and accrued salaries of $90,000.  Cash provided by operating activities was $1,000 for the nine months ended September 30, 2010 which was due to accrued salaries of $90,000, changes in amount due to related parties of $25,000 and accounts payable and accrued liabilities of $1,000, offset by a net loss of $(115,000).

There was no cash provided by or used in investing activities for the nine months ended September 30, 2011 and 2010.

Cash provided by financing activities was $133,000 for the nine months ended September 30, 2011 due to the net proceeds from the sale of common stock and warrants of $192,000, offset by the repayment of loans payable of $59,000 compared to cash used in financing activities of $1,000 for the nine months ended September 30, 2010 due to the repayment of a loan payable.

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

The Company has a working capital deficit at September 30, 2011 of $361,000, has an accumulated deficit during the exploration stage of $4,213,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

We were able to raise $200,000 in equity financing in the third quarter of 2011 and intend to attempt to raise additional funds in the fourth quarter of 2011 and into early 2012.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in the fourth quarter of 2011 or early 2012 and hope to complete Phase 1 during 2012, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in 2013.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

Item 4.    Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011, the Company sold in a private placement with three investors a total of 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000.  Each unit consisted of one share of common stock and one common stock purchase warrant with an exercise price of $0.10 that expires two years from date of issuance. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder.  All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

__________________
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

NEWPORT GOLD, INC. (Registrant)

Dated: November 14, 2011	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)