Form 10-K
period 2011-12-31
Newport Gold, Inc.
filed 2012-04-23
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-52214

NEWPORT GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada 98-0583391	22-2547226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1-336 Queen St. South Mississauga, Ontario, Canada	L5M 1M2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (905) 542-4990

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                         ☐                                Accelerated filer                                                     ☐
Non-accelerated filer                                           ☐                                Smaller reporting company                                   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (29,693,720 shares) as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,454,000.  The number of shares outstanding of the Common Stock, $0.001 par value, of the registrant as of the close of business on April 1, 2012 was 36,823,720.

Documents Incorporated by Reference:  None

NEWPORT GOLD, INC.

Forward-Looking Statements

There are statements in this report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this registration statement are reasonable, these assumptions do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed about the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this registration statement will, in fact, transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.	Business.

Business Development

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

Our principal executive offices are located at 1-336 Queen St. South, Mississauga, Ontario, Canada L5M 1M2 and our telephone number is (905) 542-4990.

Our Business - Mining Properties

Burnt Basin

General

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

Under the terms of the option agreement, we were granted the right to acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling $17,000 and  225,000 shares of our common stock, and by incurring exploration expenses totaling CDN $250,000.  The first NSR royalty consists of a 1% NSR payable to John Carson capped at CDN $250,000, that will be provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003.  To date, we have paid Mr. Carson CDN $90,000 of prepaid NSR royalties.  A further 1% NSR is payable to Steve Baran.  One half of the 1% NSR to Steve Baran may be bought out for the sum of CDN $500,000.

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

 To date, we have not performed any work on the property other than geological mapping, rock and soil sampling, geophysical surveys and data compilation done in 2007.  We have commissioned and obtained technical reports, with the latest one dated March 28, 2008 which included recommendations for further work.  No drilling was done on the property due to lack of funds and no exploration work of any kind was done during the 2008 and 2009 field seasons for the same reasons.  In October 2011, a sampling program on the Molly Gibson gold zone Burnt Basin property was conducted in which 68 samples were taken and 29 assayed.  These results are currently being reviewed by a geological consulting firm.  We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

The Burnt Basin mineral claims are without known economic mineralization and the proposed program is exploratory in nature.  We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

Provided we are able to obtain the necessary capital, we intend to commence and complete the Phase 1 program for the Burnt Basin property (see “Program of Exploration” below) over the next twelve months.  In this regard, we anticipate that we will need at least $800,000 in financing in order to achieve our goals and objectives over the next twelve months, which includes $680,000 to complete the Phase 1 program and at least $120,000 for operations.  This does not include any amounts which will be due to Derek Bartlett, our President, under the terms of his Management Services Agreement.  Until such time that we are able to afford to pay him, any compensation due to him will be accrued.

We were able to raise $200,000 in equity financing in the third quarter of 2011 and intend to attempt to raise additional funds in 2012.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in 2012 and hope to complete Phase 1 during 2012 or into early 2013, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in 2013.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

Other than performing certain geological mapping, rock and soil sampling, geophysical surveys and data compilation done in 2007, we have not taken any concrete steps to implement our business plan with regard to the Burnt Basin property.

Legal Status of Burnt Basin Mineral Claims

A mining claim is generally described to be that portion of the public mineral lands which a miner, for mining purposes, takes and holds in accordance with local mining laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. Prior to 2005, mineral claims in British Columbia were acquired by physically marking the claim boundaries on the ground.  In 2005, an on-line system of staking was established in British Columbia, known as the Mineral Title Online System (“MTO”), where claims are acquired by selecting one or more predetermined grid cells.  Sizes of these claims vary, depending on the number of grid cells selected.  These on-line claims are referred to as MTO claims, where pre-2005 claims are referred to as legacy claims. The Burnt Basin property consists of 9 MTO claims and 1 legacy claim, covering a total area of 1694 hectares.

The Burnt Basin mineral claims were originally staked in 2002 by John Carson. Mr. Carson owns the mineral claims and optioned these claims to Mr. Baran on July 29, 2002, which was subsequently optioned to us on July 18, 2003. We, through an option agreement, hold the mining rights to the Burnt Basin mineral claims which thereby gives us or our designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward.

As mentioned above, prior to 2005, in order to stake a claim, it was physically marked on the ground whereby miners had to physically go to their desired parcel of land and place posts into the ground outlining the location of their claim. They then had to travel to their local mining recorder’s office to register the claim and pay the appropriate fees.  This was known as a ground staking system.   The legislation in British Columbia changed in December 2004 and became effective on January 12, 2005 which changed the system to a map based online system.   For part of 2005, holders of such pre-2005 claims (legacy claims) were given an opportunity to convert the claims to the new system.  With the exception of one claim, all of the pre-2005 claims on the Burnt Basin property were converted to new MTO claims.   As a result, the Burnt Basin property now consists of 9 MTO claims and 1 legacy claim.  See “Property Description and Location” below.

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

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Burnt Basin mineral claim is one such acquisition. Accordingly, fee simple title to the Burnt Basin mineral claims resides with the Crown. The Burnt Basin property is comprised of mining claims issued pursuant to the British Columbia Mineral Act to Mr. John Carson. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The Burnt Basin mineral claims are unencumbered and there are no competitive conditions which affect the Burnt Basin mineral claims. Further, there is no insurance covering the Burnt Basin mineral claims. We believe that no insurance is necessary since the Burnt Basin mineral claims is unimproved and contains no buildings or improvements.

Property Description and Location

The Burnt Basin property is situated about 25 kilometers northeast of Grand Forks, B.C., and east of  Gladstone Provincial Park,  on NTS map sheet 082E/01 (see Figure 1).  The property is centered at latitude 49o 10’ 00”N and longitude 118o  07’ 30”W.  It covers an area of 1694 hectares and is underlain entirely by crown land.  The property consists of nine contiguous mineral titles online (MTO) claims and one located legacy claim, on Mineral  Tenure map sheet 082E.020 in the Greenwood Mining District.  The following tables compare the pre-2005 claim information (ground staking system) for the Burnt Basin property with the current claim information (online system) resulting from legislation which became effective in 2005:

Pre-2005 Claim Information

TENURE #	CLAIM NAME	Units	EXPIRATION DATE
393541	Molly Gibson	20	December 30, 2015
393542	Motherlode	20	December 30, 2015
395681	Lode #1	1	December 30, 2015
395682	Lode #2	1	December 30, 2015
395683	Lode #3	1	December 30, 2015
395684	Lode #4	1	December 30, 2015
395685	Lode #5	1	December 30, 2015
395686	Lode #6	1	December 30, 2015
395687	Lode #7	1	December 30, 2015
			December 30, 2015

2005 Claim Information

TENURE #	CLAIM NAME	SIZE (Ha)	EXPIRATION DATE
395687	Lode #7	25.00	December 30, 2015
530691	Manitou	63.36	December 30, 2015
556586	Irish 1	147.83	December 30, 2015
556588	Irish 2	21.12	December 30, 2015
556589	Irish 3	21.11	December 30, 2015
556590	Irish 4	147.89	December 30, 2015
556696	Irish 5	84.51	December 30, 2015
558034	Irish 6	359.15	December 30, 2015
573419		760.41	December 30, 2015
573420		63.34	December 30, 2015

See the following three maps for details regarding the location of the Burnt Basin property, mineral claims and historic crown grants:

OTHERS
NEWPORT GOLD INC.
BURNT BASIN
PROPERTY
556589
573420
395687
GLADSTONE
PROV PARK
556586
530691
MANITOU CG
KOOTENAY GOLD CORP
RIPPON
573419
556588
558034
Mollie Creek
556590
556696
Josh Creek
McRae Creek
OTHERS
NEWPORT GOLD INC
BURNT BASIN PROPERTY
Figure 2
CLAIM MAP

NEWPORT GOLD INC.
BURNT BASIN
PROPERTY
GLADSTONE
PROV PARK
5 450 000 mN
5 449 000 mN
5 448 000 mN
5 447 000 mN
5 446 000 mN
5 445 000 mN
5 444 000 mN
5 443 000 mN
L2594
GLENGARRY
L1422
TREASURY FR
L2593
MOUNTAIN
VIEW FR
L1046
MECKLENBURG FR
L1045
MECKLENBURG
L3045
PEER
L1511
MOTHER LODE FR
L1141
BURNT
BASIN FR
L1421
CONTACT
L1510
DALY
L2651
UNEXPECTED
FUNNEL
L2624
JACKSTRAW
L2597
LAST
CHANCE
FR
L2592
MOUNTAIN
VIEW
L1509
MOTHER
LODE
L1512
AJAX
L1749
ALDEEN
HILLTOP
L2100
L1135
TAMMANY
No. 1
L1136
BURNT
BASIN
AJAX
ARLINGTON
L1748
KITTIE
L1140
JIM BLAINE FR
JIM BLAINE
L1048
MONCTON
ENNISMORE
L2595
L2131
HAVANA
L1137
GOLD
NUGGET FR
L1138
GOLD
NUGGET
ELECTRIC
L2598
PLEASURES
OF HOPE
HALIFAX
L3042
EVA BELL
L2032
PRIDE
FR
L1047
PICTOU
L1132
EDISON
L1133
EDISON FR
L2053
HASTINGS
L3043
JENNY
LIND FR
Mollie Creek
L3044
GOLDEN AGE FR
GREY
EAGLE
597a
MOLLY
GIBSON
MOLLY
GIBSON FR
IRISH
NELLIE
NANCHURIA
Josh Creek
McRae Creek
3
N
NEWPORT GOLD INC
BURNT BASIN PROPERTY
Figure 3
HISTORIC
CROWN GRANTS
0
500
1,000

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground.  In the first 3 years after staking, requirements are for a minimum expenditure of $4 per hectare on the claims.  In subsequent years this requirement doubles to $8 per hectare. Expenditures exceeding the minimum requirement can be credited to future years assessment credits, to a maximum of 10 years in advance.  The current expiration dates for the claims comprising the Burnt Basin property are listed above.

There are no known environmental liabilities on the property.  Permits from the Ministry of Natural Resource Operations are required for any exploration work involving mechanized ground disturbance.  At present, no permits have been applied for.   Permits for the 2007 excavator trenching program, and for additional excavator trenching and diamond drilling, during 2008 were granted with no special conditions attached.

A considerable portion of the Burnt Basin property has been clearcut logged, and, apart from season use by hunters, the area has little recreational appeal.  There are no formally designated parks within the property.  The eastern boundary of Gladstone Provincial Park is approximately 200 meters west of the western boundary of the Burnt Basin property.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Burnt Basin property and local infrastructure are both reasonably good.   Highway 3, the Southern Trans Provincial Highway, crosses the extreme southeast corner of the property, as shown on Figure 2 and road access exists to, or near to many of the known showings on the property.  Some portions of  the property, including the Contact and Hastings showings, are more difficult to reach, with no roads in their immediate vicinity.

Historically, road access to the claims was via the Paulson Detour road, which heads west from Highway 3 on the south side of the Paulson bridge, and then, 300 meters west of the highway, via a steep narrow road to the south, for 2.5 kilometers to the Breckle showing.  As a result of rock slides and general deterioration, this access road is now impassable by vehicle.  From the Breckle showing, a network of historic roads exists, in variable condition.  Access to the Eva Bell, Upper Eva Bell and Molly Gibson showings is by this historic road network, from the Breckle showing.  This portion of the historic road system is in good condition, apart from seasonal blow-downs and local alder re-growth.

During the winter of 2003/04 a new road, the Josh Creek Main, was built to accommodate logging in the Josh and Mollie Creek drainages. This new road leaves Highway 3 at the Ministry of Highways work shed approximately 10 kilometers southwest of the Paulson bridge, and follows the Josh Creek valley to the northeast.  The Josh Creek Main and numerous spur roads provide new and better road access into the central part of the Burnt Basin property.  As part of the 2007 work program, a short road segment was constructed, to connect the new Josh Creek logging road network to the historic road network, so that road access has been restored to the Eva Bell and Molly Gibson areas.

Limited services, including room, board and fuel, are available in the community of Christina Lake, approximately 25 kilometers southwest along Highway 3 from the claims.  Most services needed for exploration are available in Grand Forks, located a further 20 kilometers west of Christina Lake along the highway.  Alternately, services are available in Castlegar, 55 kilometers east of the property along Highway 3.  Castlegar also contains the closest full-service airport to the property.  The closest power available is approximately 10 kilometers southwest of the claims on McRae Creek road.

The property covers the “Burnt Basin”, a bowl shaped area covering the upper Josh and Mollie Creek drainages that is situated north and west of Highway 3 (and the McRae Creek valley).  The extremely steep (and often bluff-like) south and east-facing slopes above the highway are also within the property boundary. Within the basin, above these steep slopes, the topography is more moderate.   Elevations range from about 900 meters at the highway in southwest corner of the property to about 1585 meters at the Molly Gibson showing.

There is good rock exposure on the steep slopes in the southern and eastern parts of the property.   Outcrop on the remainder of the Burnt Basin property is moderate to scarce.  Vegetation consists of thick second growth forest, with dense undergrowth.  The forest is mixed, with cedar, larch, spruce, pine and fir all present.  Recent logging has resulted in a number of large clearcuts.   Historically disturbed areas are commonly thickly re-grown to alder.

The climate is moderately dry, with hot summers and only minor rainfall.  Snowfall is typically in the order of 2.5 - 3 meters and the property is generally snow free from early May to mid November.  Water is available for drilling from Josh or Mollie Creeks or from several small ponds within the ‘basin’.

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

Program of Exploration

During 2007, we completed a program of grid work, soil sampling, prospecting and rock sampling, airborne and ground geophysics, and excavator trenching on the Burnt Basin property.  The technical report we commissioned and obtained in 2008 recommends further work for the Burnt Basin property, to explore for both zinc-lead (+/- silver, copper) mineralization and for gold mineralization on the property.  A two-phase $1,100,000 work program has been recommended.  Phase 1 has a budget of $680,000 and includes trench and drill follow-up to test anomalies resulting from the 2007 exploration program.  In addition, the Phase 1 program includes extending the 2007 grid to the south and west, to cover the Hastings, Molly Gibson and Ajax showings, and completing soil geochemical and ground magnetometer surveys over these areas. The Phase 2 program will involve follow-up diamond drilling to further test known showings, and to test any targets resulting from the Phase 1 program.  Phase 2 has a budget of $420,000 and is in-part contingent on the results of the Phase 1 program.  No part of either the Phase 1 or Phase 2 programs have been commenced to date.   All work performed to date is considered preliminary and pre-Phase 1 work.

Phase 1 Budget:

Diamond drilling 2000 meters @ $110/meter, including mob/demob, site prep	$220,000
Excavator Trenching	$25,000
Labour – Geologist(s) (mapping, core logging, drill supervision)	$70,000
- Prospector(s) – prospecting, splitting core, geotechnical work	$35,000
- Labourer (s) – reclamation/chainsaw work, splitting core, trenching	$35,000
- Grid/Soil crew	$35,000
Geophysics – ground magnetometer survey, test IP &/or EM	$50,000
Core facility and saw/splitter rental	$5,000
Vehicle rental & fuel	$20,000
Food and Accommodation	$35,000
Analytical Costs, including shipping (soil, rock, trench, drill core samples)	$75,000
Reporting, drafting	$15,000
Program Supervision and Management	$60,000
TOTAL PHASE 1:	$680,000

Phase 2 ($420,000)

Phase 2 involves additional diamond drilling to follow-up on the results of the Phase 1 program, as well as possible drill testing of other targets on the property.   A total of 2000 meters of NQ drilling is included in Phase 2, which is in-part contingent on the results of the Phase 1 program.

Phase 2 Budget:

Diamond drilling 2000 meters @ $110/meter, including mob/demob, site prep	$220,000
Labour – Geologist(s) (core logging, drill supervision & hole layout)	$35,000
- Prospector – splitting core, geotechnical work	$20,000
- Labourer – reclamation/chainsaw work, splitting core	$10,000
Core facility and saw/splitter rental	$5,000
Vehicle rental & fuel	$15,000
Food and Accommodation	$25,000
Analytical Costs, including shipping	$35,000
Reporting, drafting	$15,000
Program Supervision and Management	$40,000
TOTAL PHASE 2:	$420,000

Work on the Burnt Basin property has been done under the supervision of consulting geologist Linda Caron, M.Sc., P.Eng.  Ms. Caron obtained a B.A.Sc. in Geological Engineering (Honours) in the Mineral Exploration Option, from the University of British Columbia (1985) and graduated with an M.Sc. in Geology and Geophysics from the University of Calgary (1988). She has practised her profession since 1987 and has worked in the mineral exploration industry since 1980. Since 1989, she has done extensive geological work in Southern B.C., both as an employee of various exploration companies and as an independent consultant. She is a member in good standing with the Association of Professional Engineers and Geoscientists of B.C. with professional engineer status, and a Qualified Person in British Columbia under the definition of National Instrument 43-101.

John Boutwell, Terry Pidwerbeski and Alfieda Elden, experienced local prospectors, completed the pre-Phase 1 prospecting and rock sampling. Grid work and soil sampling was done, under contract, by Hendex Exploration Services Ltd. of Prince George, B.C. The airborne geophysical survey was flown by Aeroquest Ltd. of Mississauga, Ontario, with interpretation of data by Condor Consulting of Denver, Co. The ground magnetometer survey was completed by Scott Geophysics Ltd. of Vancouver, B.C. Lime Creek Logging of Grand Forks, B.C. provided equipment and equipment operators for the trenching portion of the program.  These, or other similarly qualified contractors and consultants, will be engaged for future work on the property, and a qualified drill contractor will be contracted for the proposed diamond drill program.

As mentioned above, work to date on the Burnt Basin property has included select rock sampling from surface exposures. All rock sample locations have been marked in the field with flagging, on which the sample number has been written. Data was collected for each sample taken, including the sample location, and a description of the extent and nature of the mineralization. Sampling was not intended to provide a representative indication of size or grade of the system, but rather as a first-pass approach to provide that information necessary to locate and characterize the mineralization, to understand any zonation within the mineralizing system and to identify and prioritize targets for follow-up trenching and drill testing. Due to lack of exposure, it was generally not possible to collect representative chip samples from outcrop, or to accurately determine true width of mineralized zones. Rock samples were typically select grab samples from outcrop, subcrop or from the dumps of historic workings, collected at irregular intervals. Samples of float were collected in areas where mineralization was noted but bedrock was not exposed. The results of select grab sampling are not representative of overall grade and should not be interpreted as such.

In addition to rock sampling, we have completed a detailed soil sampling program over the central portion of the property. Soil samples were collected at 25 meter intervals on 50 meter spaced lines.

Rock and soil samples were stored in a secure storage facility until shipping, via Greyhound, to Assayers Canada Laboratory in Vancouver for analyses. For rock samples, a 30 gram split of pulverized rock was analysed for a multi-element ICP suite, following aqua regia digestion, and for gold by fire assay/AA finish. Samples returning greater than 1 g/t gold by FA/AA finish, were assayed using a fire assay/gravimetric finish. Samples returning greater than 200 g/t Ag or greater than 10,000 ppm copper, lead or zinc by ICP-AES were subsequently assayed. Soil samples were similarly analysed for a multi-element ICP suite, and for gold by FF/AA-ICP finish, on a 15 gram split.  Assayers Canada employs a regular system of standard and duplicate assays. In our opinion, sample preparation, security, analytical techniques and Quality Control/Quality Assurance measures are appropriate for this property and stage of exploration.

To achieve our goals and objectives for the next 12 months, and order to commence our proposed two-phase exploration program on the Burnt Basin property, we plan to raise additional capital through private placements of our equity securities and, if available on satisfactory terms, debt financing.  If we are unsuccessful in obtaining new capital, our ability to continue our exploration programs and meet our current financial obligations could be adversely affected and we could forfeit our rights and interests in the Burn Basin property.

Other Recent Mining Properties

We had mining interests in the following additional properties, both of which have been abandoned by us.

Inner Mongolia Property

On November 17, 2006, we acquired an option to earn a 20% interest of a 50% interest held by the optionors in certain mineral exploration rights located in Inner Mongolia, China. In August 2007, we acquired an additional 30 % interest to now hold a full 50% option interest.   The option agreement is subject to an underlying agreement dated February 1, 2006 between the vendor and the optionors.  In order to earn its interest in the property, we issued 2,200,000 common shares to the optionors and an additional 300,000 common share to the vendor of the property at $0.10 per share.  We also granted a total of 2.2% NSR to the optionors on all metals produced from the optionors’ interest in the property.  The optionors also granted us a first right of refusal on acquiring the remainder of their 50% interest for a period of one year.  In addition to the 2,200,000 shares, we must issue a total of 800,000 common shares to the vendor by February 1, 2009 and incur $750,000 of exploration expenditures, with a first year obligation to issue 300,000 shares (issued as noted above) an incur $250,000 of exploration expenditures by February 1, 2007.  We received an extension on completing the required expenditures to February 1, 2009 in consideration for 100,000 shares of the Company.

The Inner Mongolia Copper Gold Property is located about 100 km north Baotou City, Inner Mongolia Autonomous Region, China or 10 km northeast Xingshunxi Township, Guyang County, Baotou City, Inner Mongolia Autonomous Region, China.  The property covers 5.16 km 2 with the exploration license number 1500000430710.  The renewed exploration license expiration date is on November 3, 2007; the license renew application has been submitted to the China Ministry of Land and Resources in September of 2007; and expiration date of the new license will be November 3, 2009.  The property owner is Baotou Noront Mineral Development Co., Ltd., a foreign investment company, which is a limited company under the laws of People’s Republic of China.

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

The sampling and mapping works in 2005 and 2006 showed that gold rich copper mineralization occurs both as disseminations and vein systems within the altered intrusive complex.  Gold assays were generally low (less than 1 gram per tonne) but the copper values were generally around 1%.

The results of the 2006 geophysical survey and geological mapping were not enough to justify a drilling program to test its potential for a large-tonnage gold-rich copper deposit.  Therefore a deep-probe IP survey was considered and executed in 2007 to provide further information underground to identify the diamond drilling targets.

The mineralization in the pit as well as one of the IP anomalies was tested by three drill holes.  Due to poor drill results, exploration ceased and the Inner Mongolian property was dropped and the investment written off.

Mac Property

On February 26 2008 we acquired 50% of TMBW International Resources’ gold property located 55 kilometers south-west of Vernon B.C, for 1.8 million shares of common stock of the Company.  Although a previous underground excavation resulted in values up to 0.42 ouncer per ton of gold the results were deemed to be too spotty and the property was dropped.

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

Mining Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations. This act sets forth rules for:

•	locating claims,
•	posting claims,
•	working claims, and
•	reporting work performed.

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground.  In the first 3 years after staking, requirements are for a minimum expenditure of $4 per hectare on the claims.  In subsequent years this requirement doubles to $8 per hectare. Since the Burnt Basin property totals 1694 hectares in size and the claims are now beyond their first three years, the Company must perform a minimum of $13,552 per year, to maintain title.  Expenditures exceeding the minimum requirement can be credited to future years assessment credits, to a maximum of 10 years in advance.  Presently, the Burnt Basin claims are in good standing until the year 2015, and further work is not required until that time.

We are also subject to the British Columbia Mineral Exploration Code (the “Code”) that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes Province-wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

•	prospecting using hand-held tools,
•	geological and geochemical surveying,
•	airborne geophysical surveying,
•	hand-trenching without the use of explosives, and
•	the establishment of gridlines that do not require the felling of trees.
•	Subject to the results of Phase 1, exploration activities that we may carry out in subsequent phases which are subject to the provisions of the Code are as follows:
•	drilling, trenching and excavating using machinery, and
•	disturbance of the ground by mechanical means (blasting).

Prior to proceeding with any exploration work subject to the Code we applied for a notice of work permit. In this notice we were required to set out the location, nature, extent and duration of the proposed exploration activities.

Newport had previously commissioned and obtained a technical reports by Linda Caron, M.Sc., P.Eng., with the latest one dated March 28, 2008, to provide an updated  summary of previous exploration work on the property and to make recommendations for further exploration work.

The exploration permit acquired for activities in phases subsequent to Phase 1 is the only permit or license we will need to explore for minerals on our property. The permit is free and was granted as a matter of right, when applied for.

Environmental Laws

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase 1 and 2 programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenure, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be inspected at the public reference room of the SEC at 100 F Street, N.E., Washington D.C. 20549.  Copies of such material can be obtained from the facility at prescribed rates.  Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s Internet website at http://www.sec.gov.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and extremely risky.  You should carefully consider the following risks, in addition to the other information contained in this registration statement, before deciding to invest in our securities.

Risks Related to Our Business

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

The Company has a working capital deficit at December 31, 2011 of $411,000, has an accumulated deficit during the exploration stage of $4,264,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

Unfavorable economic conditions may have a material adverse effect on us since raising capital to continue our operations could be more difficult.

Uncertainty and negative trends in general economic conditions in the United States, Canada and abroad, including significant tightening of credit markets and a general economic decline, have created a difficult operating environment for our business and other companies in our industry. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on our business could be materially adverse if we are unable to raise the working capital required to carry out our business plan.

If we do not have the funds to make required payments on our mineral claims, we could lose our rights to the claims.

To retain our interests in our mineral claims, we have to make certain required payments.  If we do not have the funds to make these payments as they come due, we may lose our interests in such mineral claims.

Under the terms of the option agreement for the Burnt Basin property, we are required among other things to pay a 1% NSR royalty to John Carson (the owner of the property) capped at CDN $250,000, that will be provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003.  While all such prepaid NSR royalties have been paid to date, no assurance can be made that we will be able to continue to make such payments in the future.  If we are unable to meet such payment obligations, Mr. Carson may have the right to seek to void any interests we have in the property.

If we are unable to perform required assessment work annually, we could lose our rights to the claims.

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground.  In the first 3 years after staking, requirements are for a minimum expenditure of $4 per hectare on the claims.  In subsequent years this requirement doubles to $8 per hectare.  Since the Burnt Basin property totals 1694 hectares in size and the claims are now beyond their first three years, the Company must perform a minimum of $13,552 per year, to maintain title.  Expenditures exceeding the minimum requirement can be credited to future years assessment credits, to a maximum of 10 years in advance. Presently, the Burnt Basin claims are in good standing until the year 2015, and further work is not required until that time.   If we are unable after that time to perform any additional assessment work, we may not be able to maintain our rights to the claims.

The exploration and mining industry is highly competitive.

We face significant competition in our business of exploration and mining, a business in which we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing  necessary  for us to develop our mineral properties.

Our mineral exploration efforts are highly speculative; we have not yet established any proven or probable reserves.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital  expenditures  and to construct mining  and  processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities. In addition, we have not to date established any proven or probable reserves on our mining properties and there can be no assurance that such reserves will ever be established.

Mining operations in general involve a high degree of risk, which we may be unable, or may not choose to insure against, making exploration and/or development activities we may pursue subject to potential legal liability for certain  claims.

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals.  These include unusual  and  unexpected  geological  formations, rock falls, flooding and other conditions  involved in the drilling and removal of material, any of which could result  in  damage  to, or destruction of, mines and other producing facilities, damage  to  life or property, environmental damage and possible legal liability.  Although we plan to take adequate precautions to minimize these risks, and risks associated  with equipment failure or failure of retaining dams which may result in  environmental  pollution,  there  can  be  no  assurance  that even with our precautions,  damage  or  loss will not occur and that we will not be subject to liability  which will have a material adverse effect on our business, results of operation and financial condition.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but   are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Most exploration projects do not result in the   discovery  of  commercially mineable deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

We have no known ore reserves and we cannot guarantee we will find any mineral reserves or if we find minerals, that production will be profitable.

We have no known ore reserves. We have not identified gold or other metal or mineral in proven economic amounts on the property and we cannot guaranty that we will ever find any such minerals. Even if we find that there are mineral reserves on our property, we cannot guaranty that we will be able to recover these minerals. Even if we recover mineral reserves, we cannot guaranty that we will make a profit. If we cannot find mineral reserves or it is not economical to recover these mineral reserves, we will have to cease operations. Because the probability that any of the prospects will ever have mineral reserves is extremely low, any funds spent on exploration will probably be lost.

Weather interruptions in the province of British Columbia may affect and delay our exploration operations.

While exploration can generally be performed year round in the province of British Columbia, such region is periodically subject to extreme weather conditions such as severe snow or rain that could cause roads leading to our claims to be impassible.  When roads are impassable, we are unable to easily conduct exploration operations on our property.

Our exploration efforts and limited capital may limit our ability to find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

We may not have access to all of the supplies and materials we need to begin exploration which  could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

If other professional duties of our current management team interfere or conflict with their duties for the Company, our business, results of operations and financial condition could be materially and adversely affected.

Our officers and directors do not devote all of their time and energy to the business of the Company and are involved in other businesses including other mining companies.  If the performance of their duties on behalf of such other entities interfere or conflict with their duties as officers and directors of the Company, we may not be able to achieve our anticipated growth and our business, results of operations and financial condition could be materially adversely affected.  In addition, a conflict of interest between the Company and one of these other mining companies may arise from time to time.  We have not formulated a policy for the resolution of such potential conflicts of interest.  Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to us.  However, any attempt by stockholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Risks Related to Our Common Stock

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

The trading price of our common stock may be volatile.

We currently anticipate that the market for our common stock will remain limited, sporadic, and illiquid until such time as we generate significant revenues, if ever, and that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to the risk factors set forth in this report as well as the depth and liquidity of the market for our common stock, investor perceptions of the Company, and general economic and similar conditions.   In addition, we believe that there are a small number of market makers that make a market in our common stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K.  If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Substantial sales of our common stock could adversely affect our stock price.

We had 36,823,720 shares of common stock outstanding as of December 31, 2011.  Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock by introducing a large number of sellers to the market. Such sales could cause the market price of our common stock to decline. We cannot predict whether future sales of our common stock, or the availability of our common stock for sale, will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Our common stock is a penny stock.

Our common stock is classified as a penny stock, which trades over-the-counter.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the common stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s common stock.

The over-the-counter market is vulnerable to market fraud.

Securities which trade over-the-counter are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements for such securities are less stringent than those of the stock exchanges or NASDAQ.

Increased dealer compensation could adversely affect stock price.

Over-the-counter market dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Properties.

See “Item 1.  Description of Business” for a description of our mining property interests.

The Company neither rents nor owns any properties.  The Company uses the office space and equipment of its management which offices are located at 1-336 Queen St. South, Mississauga, Ontario, Canada L5M 1M2.

Item 3.	Legal Proceedings.

We are not currently a party to any pending material legal proceeding nor are we aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB, officially part of the OTC Market Group’s OTC Link quotation system, under the symbol “NWPG”.  The OTCQB is a relatively new market started in April 2010 for OTC traded companies that are current in their reporting obligations to the SEC.  The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2010:	High	Low

Jan. 1, 2009 to March 31, 2010	$0.05	$0.02
April l, 2009 to June 30, 2010	$0.07	$0.02
July 1, 2009 to Sept. 30, 2010	$0.30	$0.02
Oct. 1, 2009 to Dec. 31, 2010	$0.05	$0.09

Year ending December 31, 2011	High	Low

Jan, 1, 2011 to March 31, 2011	$0.06	$0.02
April 1, 2011 to June 30, 2011	$0.20	$0.04
July 1, 2011 to Sept. 30, 2011	$0.15	$0.05
Oct. 1, 2011 to Dec. 31, 2011	$0.10	$0.03

Holders

As of December 31, 2011, there were approximately 150 stockholders of record of our common stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors and to certain limitations imposed under Nevada corporate law.  The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements during the years ended December 31, 2010 and 2011:

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

Item 6.	Selected Financial Data

        We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

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

Under the terms of the option agreement, we were granted the right to acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling $17,000 and  225,000 shares of our common stock, and by incurring exploration expenses totaling CDN $250,000.  The first NSR royalty consists of a 1% NSR payable to John Carson capped at CDN $250,000, that will be provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003.  To date, we have paid Mr. Carson CDN $90,000 of prepaid NSR royalties.  A further 1% NSR is payable to Steve Baran.  One half of the 1% NSR to Steve Baran may be bought out for the sum of CDN $500,000.

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

 To date, we have not performed any work on the property other than geological mapping, rock and soil sampling, geophysical surveys and data compilation done in 2007.  We have commissioned and obtained technical reports, with the latest one dated March 28, 2008 which included recommendations for further work.  No drilling was done on the property due to lack of funds and no exploration work of any kind was done during the 2008 and 2009 field seasons for the same reasons.  In October 2011, a sampling program on the Molly Gibson gold zone Burnt Basin property was conducted in which 68 samples were taken and 29 assayed.  These results are currently being reviewed by a geological consulting firm.  We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

Results of Operations

We had no revenues in the years ended December 2011 and 2010.

We reported a total comprehensive loss of $238,000 during 2011 compared to total comprehensive income during 2010 of $190,000.  Such change was primarily due to an increase in geological consulting fees of $36,000 in 2011 compared to $13,000 in 2010 and filing and transfer agent fees incurred in 2011 of $21,000 compared to $4,000 in 2010, along with a recovery of expenditures of resource properties of $18,000 in 2010 for which there was not a comparable item in 2011.  Geological and consulting fees increased in 2011 primarily due to the sampling program on the Molly Gibson gold zone Burnt Basin property which was conducted in October 2011.

Officer compensation was $120,000 in both 2011 and 2010 due to compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.  Accounting and legal fees were $58,000 in 2011 compared to $62,000 in 2010 while office and travel expenses were $5,000 in 2011 compared to $1,000 in 2010.  Interest was $1,000 in 2011 compared to $200 in 2010 and depreciation was $800 in 2011 compared to $1,000 in 2010.

Since inception from July 16, 2003 to December 31, 2011, we had a total comprehensive loss of $4,115,000.

Liquidity and Capital Resources

On December 31, 2011, we had working capital deficit of $411,000 and a stockholders’ deficiency of $376,000, compared to working capital deficit of $368,000 and a stockholders’ deficiency of $331,000 on December 31, 2010.  On December 31, 2011, we had cash of $42,000, total assets of $77,000 and total liabilities of $453,000 compared to cash of $4,000, total assets of $40,000 and total liabilities of $372,000 on December 31, 2010.

Cash used in operating expenses was $(129,000) for the year ended December 31, 2011 which was primarily the result of a net loss of $(241,000) and changes in accounts payable and accrued liabilities of $(9,000),  offset by accrued salaries of $120,000.  Cash provided by operating activities was $11,000 for the year ended December 31, 2010 which was primarily the result of a net loss of $(182,000) offset by changes in accounts payable and accrued liabilities of $48,000, accrued officers salaries of $120,000 and due to related parties of $34,000.

There was no cash provided by or used in investing activities for the years ended December 31, 2011 and 2010.

Cash provided by financing activities was $164,000 for the year ended December 31, 2011 primarily due to the net proceeds from the sale of common stock and warrants of $194,000 offest by loan payable-shareholders of $(30,000).  There was no cash provided by or used in financing activities for the year ended December 31, 2010.

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

The Company has a working capital deficit at December 31, 2011 of $411,000, has an accumulated deficit during the exploration stage of $4,264,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

We were able to raise $200,000 in equity financing in the third quarter of 2011 and intend to attempt to raise additional funds in 2012.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in 2012 and hope to complete Phase 1 during 2012 or into early 2013, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in 2013.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

Recent Accounting Pronouncements

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU, which does not change the items that must be reported in other comprehensive income or their accounting treatment, is effective for the Company beginning in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Set forth below are our present directors and executive officers.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers serve at the discretion of the Board of Directors.

Name	Age	Present Position and Offices	Has Served as Director Since

Derek Bartlett	72	President,	July 2003
1-336 Queen Street, South		Chief Executive Officer
Mississauga, Ontario		and Director
L5H 1M2

John Arnold	68	Treasurer, Acting Chief	February 2010
42 Fox Run Drive		Financial Officer,
Guelph, Ontario		Principal Accounting
N1H 6H9		Officer and Director

Donald W. Kohls	77	Director	July 2003
1972 South Beech Street
Lakewood, Colorado
80228-3702

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

DEREK BARTLETT has been President, Chief Executive Officer, Secretary and Director of the Company since its inception in July 2003.  Mr. Bartlett has been involved in various capacities with junior mining companies for over forty years.   He has served as a director of the following mining and exploration companies listed on the TSX Venture Exchange: Blue Diamond Mining Corporation, from July 30, 2002 to March 2003; Diadem Resources Ltd., from October 1993  to October 2005; Kingsman Resources Inc., formerly known as Braddick Resources Ltd., from  1995  to 2008.  Mr. Bartlett serves on the board of  Oromin Explorations Ltd., since February 2002 (OLE); Saville Resources Ltd., formerly known as Blue Emerald Resources Inc., since 1994 (SRE); Waseco Resources Inc., since May 1996 (YWS); and Cadman Resources Inc. since December 2007.  He was a director of X-Cal Resources Ltd., from November 2003 to August 2010 and Solanex Management from August 2009 to August 2010.  Mr. Bartlett also formerly served as a director of the following TSX Venture Exchange listed companies: Fresco Developments Ltd., from December 1993 to February 2002; Hyperion Resources Corp., from May 2000 to November 2002; Prospex Mining Inc., from April 1997 to July 1999 (PRM), now part of Semfo Inc. (TSE: SMF); Noront Resources Ltd., from April 1993 to April 3, 2003 (NOT); VVC Exploration Corp. from September 2001 to February 2003 (VVC); A.I.S. Resources Limited, from April 1994 to October 1997(AIS).  Mr. Bartlett is a graduate of the University of New Brunswick (B.Sc. Geology).

JOHN ARNOLD has been Treasurer, Acting Chief Financial Officer, Principal Accounting Officer since the Company’s inception in July 2003 and Director since February 2010. Mr. Arnold is the proprietor of John M. Arnold, CA, Management Consultant since 1976. Mr. Arnold currently serves as a director of the following mining and exploration companies listed on the Toronto Stock Exchange: Queenston Mining Inc., since 1986 (QMI); and Thundermin Resources Ltd., successor to Joutel Resources Inc., since 1985 (THR). He also served as a director, chairman and chief financial officer of Normiska Corporation an agricultural products company which was listed on the TSX Venture Exchange (NCO) from 1997 until 2005 and subsequently taken private. Mr. Arnold served as a director of United Tex-Sol Mines Inc., a TSX Venture Exchange listed mining and exploration company from 1997 to June 23, 2003 when it merged with St. Andrews Goldfields Inc., a Toronto Stock Exchange mining company (SAS). Mr. Arnold is also CEO and Chairman of GeoFinance Corporation, a company which is in the business of conventional and alternative energy.  Mr. Arnold is a graduate of the University of Trinity College (B.A.) and is a Chartered Accountant.

DONALD KOHLS has been a Director of the Company since its inception in July 2003. Mr. Kohls has been involved in the mining industry over forty years having developed exploration projects in the U.S.A., Canada, Brazil, Bolivia, Chile, South Africa, Ireland and Arabia.  From 1976 to 1991, Mr. Kohls was Vice President and Chief Consulting Geologist and Director with Gold Fields Mining Corporation. From 1962 to 1976, he was General Manager and Assistant to the President of New Jersey Zinc and supervised projects for zinc, lead, gold, copper, silver and titanium all over the world and formed exploration companies in Brazil and South Africa.  Since 1991, Mr. Kohls has primarily been retired.  Mr Kohls is a graduate of the University of Minnesota (Ph. D. in Geology).

None of the directors and officers is related to any other director or officer of the Company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We have in the past and intend in the future to hire independent geologists, engineers and excavation subcontractors on an as needed basis.

None of our executive officers currently spend 100% of his time on the business of the Company. Mr. Barlett spends approximately 80% of his time and Mr. Arnold spends approximately 20% of his time on the business of the Company.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees as listed in Section 401(f) of Regulation S-K within the past ten years material to the evaluation of the ability and integrity of any director and executive officer of the Company.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.  We do not believe that the addition of such an expert would add anything meaningful to the Company at this time.  It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development.

Code of Ethics

We have not adopted a Code of Ethics to date.  We are, however, reviewing the necessity of adopting such a document and expect that a Code of Ethics will be adopted in the future which will be applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.	Executive Compensation.

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2011 and December 31, 2010 to our Chief Executive Officer (principal executive officer).  No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Derek Bartlett,	2011	$120,000	(2)	$0	$0	$0	$0	$0	$0	$120,000
President and Chief Executive Officer(1)	2010	$120,000	(2)	$0	$0	$0	$0	$0	$0	$120,000
__________
(1)	Mr. Bartlett has been our President and Chief Executive since our inception.

(2)	Such compensation for 2011 and 2010 has been accrued.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights have been made since our inception.

Compensation of Directors

No cash compensation was paid to our directors for their services as directors since our inception.  We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change of Control

Effective as of January 1, 2010, we entered into a management services agreement with Derek Bartlett pursuant to which Mr. Bartlett will serve as President of the Company.  Under the agreement, which is for a five year term, Mr. Bartlett is entitled to receive a basic retainer of US $10,000 per month, which compensation will be reviewed each year by the board of directors and may be increased for cost of living increases and merit shown by Mr. Bartlett in the performance of his duties.  During the term, Mr. Bartlett is entitled to other benefits including but not limited to payment of medical services plan premium for Mr. Bartlett and his family and dental expenses for the aforesaid, and participation under a stock option plan adopted by the Company from time to time at the discretion of the board of directors.  Notwithstanding the five year term, Mr. Bartlett may terminate the agreement at any time on 60 days written notice to the Company.  The Company may terminate the agreement without cause only by paying Mr. Bartlett full compensation to the end of the term.

We have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2011 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address	Amount and Nature of Beneficial Ownership*	Percent of Class

Derek Bartlett	55,000(1)	**
1-336 Queen Street, South
Mississauga, Ontario
L5H 1M2

John Arnold	25,000	**
42 Fox Run Drive
Guelph, Ontario
N1H 6H9

Donald W. Kohls	25,000	**
1792 South Beech Street
Lakewood, Colorado
80228

Alex Johnston	7,025,000(2)	19.10%
1002 API World Tower
Sheikh Zayed Rd.
P.O. Box 3614
Dubai, United Arab Emirates

All officers and directors	105,000	**
as a group (3 persons)
_________________

*
Based on 36,823,720 shares of common stock issued and outstanding as of December 31, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

**	Less than 1%.

(1)	Includes 5,000 shares of common stock owned by the wife of Mr. Bartlett.

(2)	Mr. Johnston is a former director of the Company.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As at December 31, 2011, Derek Bartlett, the Company’s President and Chief Executive Officer, is owed $271,000 in compensation. Beginning January 2010, Mr. Bartlett is entitled to receive $10,000 per month for compensation under his Management Services Agreement.  The amount owed is without interest or stated terms of repayment and is unsecured.

During the year ended December 31, 2011, one shareholder loaned the Company $34,240.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2011 was $1,321.

During the year ended December 31, 2010, three shareholders loaned the Company $25,162.  The loans have no definite terms of repayment and bear no interest.  The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $333. The shareholder loans were paid off in September 2011.

All transactions with related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration agreed upon between the related parties.

Other than the foregoing, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Messrs. Derek Bartlett, John Arnold, and Donald Kohls are each involved with several other mining exploration companies. As a result, a conflict of interest between the Company and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.

Director Independence

Our board of directors currently consists of three members.  They are Derek Bartlett, John Arnold and Donald Kohls.  Messrs. Bartlett and Arnold are executive office of the Company.  Mr. Kohls is the sole independent director.  We have determined his independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

	Fiscal 2011	Fiscal 2010
Fee Category	Fees	Fees

Audit Fees	$20,000	$18,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$20,000	$18,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other  Fees.  Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)           Financial Statements

                Financial Statements are listed in the Contents to Consolidated Financial Statements included with this report.

(2)          Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)           Exhibits

Exhibit No.	Name of Exhibit	Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Burnt Basin mineral claims	Exhibit 10.1 (4)
10.2	Option Agreement to acquire Burnt Basin mineral claims	Exhibit 10.2 (1)
10.3	Option Agreement to acquire 20% interest of certain mineral claims in Inner Mongolia dated as of November 17, 2006	Exhibit 10.3 (2)
10.4	Option Agreement to acquire an additional 30% Interest in certain mineral claims in Inner Mongolia dated as of August 7, 2007	Exhibit 10.4 (2)
10.5	Extension Agreement to complete Inner Mongolia Inner Mongolia exploration expenditures dated as of January 15, 2008	Exhibit 10.5 (2)
10.6	Acquisition Agreement to acquire 50% interest Of Mac Property held by TMBW International Resources dated February 26, 2008	Exhibit 10.6 (2)
10.7	Letter Agreement dated June 13, 2011 pertaining to option agreement (Burnt Basin mineral claims)	Exhibit 10.7 (4)
10.8	Management Services Agreement with Derek Bartlett dated January 1, 2010	Exhibit 10.8 (4)
21.1	List of Subsidiaries	Exhibit 21 (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101**
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
*
_____________________

*	Filed herewith.

**
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 17, 2004, File No. 333-115550, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008, and incorporated by reference herein.

(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed on January 10, 2005, File No. 333-108872, and incorporated by reference herein.

(4)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on July 8, 2011, File No. 0-52214, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT GOLD, INC.
(Registrant)

Dated: April 23, 2012	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Derek Bartlett	President, Chief Executive Officer	April 23, 2012
Derek Bartlett	and Director (Principal Executive Officer)

/s/ John Arnold	Treasurer, Acting Chief Financial Officer and	April 23, 2012
John Arnold	Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Donald W. Kohls	Director	April 23, 2012
Donald W. Kohls

NEWPORT GOLD, INC.

(An Exploration Stage Company)
FINANCIAL STATEMENTS

DECEMBER 31, 2011

NEWPORT GOLD, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND DIRECTORS OF NEWPORT GOLD, INC.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Newport Gold, Inc. (an exploration stage company) (“the Company”) as at December 31, 2011 and 2010 and the consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the period July 16, 2003 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from July 16, 2003 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going-concern. The Company has suffered recurring losses from operations and will need additional working capital for its planned activities, which raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are described in note 2 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fazzari + Partners LLP
Fazzari + Partners LLP
Chartered Accountants
Licensed Public Accountants
Vaughan, Ontario, Canada
April 16, 2012

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	December 31,	December 31,
	2011	2010

Assets

Current
Cash	$41,847	$3,973
Prepaid expenses	233	233
	42,080	4,206

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	820
	35,397	36,217
Total Assets	$77,477	$40,423

Liabilities

Current
Accounts payable and accrued liabilities	$147,778	$156,359
Accrued officers salaries (Note 7)	271,000	151,000
Loans payable-shareholders	-	25,162
Loans payable (Note 8)	-	5,000
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	453,018	371,761

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share.
Issued and outstanding 36,823,720 at December 31, 2011 and 34,823,720 at December 31, 2010 (Note 9)	36,823	34,823

Additional paid-in capital	3,694,895	3,510,805
Subscriptions receivable	8,010	-
Accumulated other comprehensive income	148,750	146,130
Accumulated deficit - during exploration stage	(4,264,019)	(4,023,096)
Total Stockholders' Deficit	(375,541)	(331,338)

Total Liabilities and Stockholders' Deficit	$77,477	$40,423

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

			July 16, 2003
			(inception) to
	Twelve Months ended December 31,		December 31,
	2011	2010	2011

Expenses
Officers compensation	$120,000	$120,000	$417,520
Accounting and legal	57,754	61,578	426,725
Geological consulting fees	35,827	12,807	539,217
Office and travel	4,575	1,106	87,961
Interest	1,382	217	1,599
Write-down of mineral interest	-	-	2,397,663
Investor relations	-	-	115,535
Consulting	-	-	110,000
Resource property (recovery) expenditures	-	(17,953)	86,852
Filing and transfer agent fees	20,565	3,362	57,941
Occupancy costs	-	-	17,514
Depreciation	820	1,121	5,620
Foreign exchange loss (gain)	-	-	(128)

Net loss	(240,923)	(182,238)	(4,264,019)

Foreign currency translation adjustment	2,620	(7,395)	148,750

Total comprehensive loss	$(238,303)	$(189,633)	$(4,115,269)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	35,573,720	34,823,720
The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period July 16, 2003 (Inception) through December 31, 2011
(In U.S. Dollars)

						Accumulated Deficit	Total
	Common Stock		Additional	Share	Other	During	Stockholders'
	Par Value $0.001		Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Received	Income	Stage	(Deficit)

Share subscriptions
-cash	-	$-	$-	$93,150	$-	$-	$93,150
-property	-	-	-	22,500	-	-	22,500
Foreign currency
translation adjustment	-	-	-	-	(3,409)	-	(3,409)
Net Loss	-	-	-	-	-	(161,681)	(161,681)

Balance December 31, 2003	-	-	-	115,650	(3,409)	(161,681)	(49,440)

Foreign currency
translation adjustment	-	-	-	-	(1,124)	-	(1,124)
Net Loss	-	-	-	-	-	(95,960)	(95,960)

Balance December 31, 2004	-	-	-	115,650	(4,533)	(257,641)	(146,524)

Share subscriptions
-cash	-	-	-	144,000	-	-	144,000
Foreign currency
translation adjustment	-	-	-	-	(2,476)	-	(2,476)
Net Loss	-	-	-	-	-	(93,207)	(93,207)

Balance December 31, 2005	-	-	-	259,650	(7,009)	(350,848)	(98,207)

Common shares issued
-for cash	4,200,000	4,200	271,800	-	-	-	276,000
-for mining claims	2,500,000	2,500	247,500	-	-	-	250,000
-for share subscriptions	8,375,000	8,375	251,275	(259,650)	-	-	-
Foreign currency
translation adjustment	-	-	-	-	577	-	577
Net Loss	-	-	-	-	-	(339,331)	(339,331)

Balance December 31, 2006	15,075,000	15,075	770,575	-	(6,432)	(690,179)	89,039

Common shares issued
-for mining claims	3,111,500	3,111	1,848,789	-	-	-	1,851,900
Foreign currency
translation adjustment	-	-	-	-	159,375	-	159,375
Net Loss	-	-	-	-	-	(507,640)	(507,640)

Balance December 31, 2007	18,186,500	18,186	2,619,364	-	152,943	(1,197,819)	1,592,674

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period July 16, 2003 (Inception) through December 31, 2011
(In U.S. Dollars)

						Accumulated Deficit	Total
	Common Stock		Additional	Share	Other	During	Stockholders'
	Par Value $0.001		Paid-in	Subscriptions	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	Received	Income	Stage	(Deficit)
Balance December 31, 2007	18,186,500	18,186	2,619,364	-	152,943	(1,197,819)	1,592,674

Adjustment to opening
deficit	-	-	-	-	-	(10,000)	(10,000)
Common shares issued
-for mining claims	2,400,000	2,400	193,600	-	-	-	196,000
-on conversion of debt	14,237,220	14,237	697,624	-	-	-	711,861
Foreign currency
translation adjustment	-	-	-	-	(1,861)	-	(1,861)
Net Loss	-	-	-	-	-	(2,638,843)	(2,638,843)

Balance December 31, 2008	34,823,720	34,823	3,510,588	-	151,082	(3,846,662)	(150,169)

Foreign currency
translation adjustment	-	-	-	-	2,443	-	2,443
Net Income	-	-	-	-	-	5,804	5,804

Balance December 31, 2009	34,823,720	34,823	3,510,588	-	153,525	(3,840,858)	(141,922)

Imputed interest on loans	-	-	217	-	-	-	217
Foreign currency
translation adjustment	-	-	-	-	(7,395)	-	(7,395)
Net Loss	-	-	-	-	-	(182,238)	(182,238)

Balance December 31, 2010	34,823,720	34,823	3,510,805	-	146,130	(4,023,096)	(331,338)

Common stock issued	2,000,000	2,000	184,090	-	-	-	186,090
Sbscriptions receivable	-	-	-	8,010	-	-	8,010
Foreign currency
translation adjustment	-	-	-	-	2,620	-	2,620
Net Loss	-	-	-	-	-	(240,923)	(240,923)

Balance December 31, 2011	36,823,720	$36,823	$3,694,895	$8,010	$148,750	$(4,264,019)	$(375,541)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)

			July 16, 2003
			(inception) to
	Twelve Months ended December 31,		December 31,
	2011	2010	2011

Operating Activities
Net loss	$(240,923)	$(182,238)	$(4,264,019)
Items not involving cash
Depreciation	820	1,121	5,620
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	217	217
	(240,103)	(180,900)	(1,812,908)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Bank loan payable	-	(9,904)	-
Accounts payable and accrued liabilities	(8,581)	47,933	170,296
Accrued officers salaries	120,000	120,000	240,000
Due to related parties	-	34,239	29,778
	111,419	192,268	440,583

Cash Provided by (Used in) Operating Activities	(128,684)	11,368	(1,372,325)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Provided by (Used in) Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	(30,162)	-	246,737
Subscriptions received	-	-	237,150
Sale of common shares and warrants	194,100	-	890,958

Cash Provided by (Used in) Financing Activities	163,938	-	1,374,845

Inflow/(Outflow) of cash	35,254	11,368	(29,253)

Effect of exchange rate change on cash balances held in foreign currencies	2,620	(7,395)	71,100
Cash, Beginning of period	3,973	-	-
Cash, End of period	$41,847	$3,973	$41,847

SUPPLEMENTAL INFORMATION:
Subscriptions receivable	$8,010	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

The Company has a working capital deficit of $410,938 at December 31, 2011, has an accumulated deficit during the exploration stage of $4,264,019 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

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

Recent Accounting Pronouncements

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU, which does not change the items that must be reported in other comprehensive income or their accounting treatment, is effective for the Company beginning in the first quarter of 2012.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 – FINANCIAL INSTRUMENTS

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Mineral interests as described below	$35,397	$35,397

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

NOTE 5 – MINERAL INTERESTS (continued)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – MINERAL INTERESTS (continued)

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

NOTE 6 – EQUIPMENT

	December 31,	December 31,
	2011	2010

Cost	$5,606	$5,606
Accumulated depreciation	(5,606)	(4,786)
Net	$-	$820

Depreciation expense for the years ended December 31, 2011 and 2010 was $820 and $1,121, respectively. Depreciation is currently recorded annually due to its immateriality.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Officer Salaries

As at December 31, 2011, the president of the Company is owed $271,000 in compensation and $151,000 at December 31, 2010. The amount owed is without interest or stated terms of repayment and is unsecured.

During the year ended December 31, 2011, one shareholder loaned the Company $34,240. The loans have no definite terms of repayment and bear no interest. The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2011 was $1,321.

During the year ended December 31, 2010, three shareholders loaned the Company $25,162. The loans have no definite terms of repayment, are unsecured and bear no interest. The Company has imputed interest at 5% per annum on these loans and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2010 was $333. The shareholder loans were paid off in September 2011.

NOTE 8 – COMMON STOCK AND WARRANTS

During the year ended December 31, 2011, the Company sold 2,000,000 units at a price of $0.10 per unit for gross proceeds of $200,000. Each unit consists of one share of common stock, par value $0.001 per share and one common stock purchase warrant with an exercise price of $0.10 that expires two years from date of issue. The Company incurred offering expenses of $13,910 which was charged to paid in capital.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

The Company has non-capital losses for Canadian income tax purposes of $799,170 ($836,389 Canadian) available that expire as follows:

2010	$127,532
2014	68,041
2015	79,751
2026	225,810
2027	131,375
2028	166,661
$799,170