Form 10-Q
period 2012-03-31
Newport Gold, Inc.
filed 2012-05-15
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 0-52214

NEWPORT GOLD, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	98-0583391
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

1-336 Queen St. South Mississauga, Ontario, Canada	L5M 1M2
(Address of principa lexecutive offices)	(Zip Code)

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

Large accelerated filer☐	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐                       No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,823,720 outstanding as of May 11, 2012.

NEWPORT GOLD, INC.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

NEWPORT GOLD, INC.

INDEX

Page

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-12

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Current
Cash	$33,889	$41,847
Prepaid expenses	233	233
	34,122	42,080

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$69,519	$77,477

Liabilities

Current
Accounts payable and accrued liabilities	$152,967	$147,778
Accrued officers salaries (Note 7)	301,027	271,000
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	488,234	453,018

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 36,823,720 at March 31, 2012 and December 31, 2011; 34,823,720 at March 31, 2011 and December 31, 2010. (Note 8)	36,823	36,823
Additional paid-in capital	3,694,895	3,694,895
Subscriptions receivable	8,010	8,010
Accumulated other comprehensive income (loss)	148,750	148,750
Accumulated deficit - during exploration stage	(4,307,193)	(4,264,019)
Total Stockholders' Deficit	(418,715)	(375,541)

Total Liabilities and Stockholders' Deficit	$69,519	$77,477

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

	Three Months	Three Months	July 16, 2003
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Expenses
Officers compensation	$30,027	$30,000	$447,547
Accounting and legal	9,184	14,469	435,909
Geological consulting fees	-	6,161	539,217
Office and travel	-	(37)	87,961
Interest	15	443	1,614
Write-down of mineral interest	-	-	2,397,663
Investor relations	-	-	115,535
Consulting	-	-	110,000
Resource property (recovery) expenditures	-	-	86,852
Filing and transfer agent fees	3,948	-	61,889
Occupancy costs	-	-	17,514
Depreciation	-	-	5,620
Foreign exchange loss (gain)	-	-	(128)

Net income (loss)	(43,174)	(51,036)	(4,307,193)

Other comprehensive income (loss)	-	2,620	148,750

Total comprehensive income (loss)	$(43,174)	$(48,416)	$(4,158,443)

Gain (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted
	36,073,720	34,823,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)

	Three Months	Three Months	July 16, 2003
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net income (loss)	$(43,174)	$(51,036)	$(4,307,193)
Items not involving cash
Depreciation	-	-	5,620
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	443	217
	(43,174)	(50,593)	(1,856,082)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	5,189	8,237	175,485
Accrued officers salaries	30,027	30,000	270,027
Due to related parties	-	-	29,778
	35,216	38,237	475,799

Cash Provided (Used) in Operating Activities	(7,958)	(12,356)	(1,380,283)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Used in Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	-	7,397	246,737
Subscriptions received	-	-	237,150
Common shares issued	-	-	890,958

Cash Provided by Financing Activities	-	7,397	1,374,845

Inflow/(Outflow) of cash	(7,958)	(4,959)	(37,211)

Effect of exchange rate change on cash balances held in foreign currencies	-	2,620	71,100
Cash, Beginning of period	41,847	3,973	-
Cash, End of period	$33,889	$1,634	$33,889

Subscriptions receivable	$-	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

The Company has a working capital deficit of $451,612 at March 31, 2012, has an accumulated deficit during the exploration stage of $4,304,693 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption has had no material effect on the Company’s consolidated financial position or results of operations.

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Mineral interests as described below	$35,397	$35,397

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

NOTE 6 – EQUIPMENT

	March 31,	December 31,
	2012	2011

Cost	$5,606	$5,606
Accumulated depreciation	(5,606)	(5,606)
Net	$-	$-

Depreciation expense for the year ended December 31, 2011 $820.  Depreciation is currently recorded annually due to its immateriality.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Officer Salaries

As at March 31, 2012, the president of the Company is owed $301,027 in compensation. The amount owed is without interest or stated terms of repayment and is unsecured.

Loan Payable-Shareholders

As at March 31, 2012 the Company owes $34,240 to a shareholder.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2011 was $1,321.

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

The summary of the status of the Company’s outstanding warrants for the three months ended March 31, 2012 is as follows:

		Average
	Warrants	Exercise Price

Balance March 31, 2012	2,000,000	$0.10

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

The Company has non-capital losses for Canadian income tax purposes of $671,638 available that expire as follows:

2014	$68,041
2015	79,751
2026	225,810
2027	131,375
2028	166,661
$671,638

Item 2.   Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the three months ended March 31, 2012 and 2011.  The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere herein.

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

OVERVIEW

Newport Gold, Inc., a pre-exploration stage company, was incorporated on July 16, 2003 in the State of Nevada, and is involved in the acquisition, exploration and development of mineral and energy properties.  We have one subsidiary company, 2038052 Ontario Inc., which is an Ontario incorporated company.  Unless otherwise noted, references in this report to the “Company,” “we,” “our,” or “us” mean Newport Gold, Inc. and its wholly-owned Canadian subsidiary, 2038052 Ontario Inc.

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

Results of Operations

We had no revenues in the three months ended March 31, 2012 and 2011.

We reported a total comprehensive loss during the three months ended March 31, 2012 of $43,000 compared to a total comprehensive loss of $48,000 for the three months ended March 31, 2011.  Such change was primarily due to a decrease in accounting and legal fees which were $9,000 in the three months ended March 31, 2012 compared to $14,000 in the three months ended March 31, 2011, and a decrease in geological consulting fees which were $0 for the three months ended March 31, 2012 compared to $6,000 for the three months ended March 31, 2011, offset by an increase in filing and transfer agent fees which were $4,000 in the three months ended March 31, 2012 compared to $0 for the three months ended March 31, 2011.  The accounting and legal fees and geological consulting fees were greater in the first three months of 2011 primarily due to the expenses incurred in connection with the preparation, review and filing of the Company's Registration Statement on Form 10 which was filed with the SEC during 2011.

Officer compensation was $30,000 for both the three months ended March 31, 2012 and three months ended March 31, 2011 due to compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.

Since inception from July 16, 2003 to March 31, 2012, we had a total comprehensive loss of $4,158,000.

Liquidity and Capital Resources

On March 31, 2012, we had working capital deficit of $454,000 and a stockholders’ deficiency of $419,000, compared to working capital deficit of $411,000 and a stockholders’ deficiency of $376,000 on December 31, 2011.  On March 31, 2012, we had cash of $34,000, total assets of $70,000 and total liabilities of $488,000 compared to cash of $42,000, total assets of $77,000 and total liabilities of $453,000 on December 31, 2011.

Cash used in operating expenses was $(8,000) for the three months ended March 31, 2012 which was primarily the result of a net loss of $(43,000) offset by changes in accounts payable and accrued liabilities of $5,000 and accrued salaries of $30,000.  Cash used in operating activities was $(12,000) for the three months ended March 31, 2011 which was primarily the result of a net loss of $(51,000) offset by changes in accounts payable and accrued liabilities of $8,000 and accrued salaries of $30,000.

There was no cash provided by or used in investing activities for the three months ended March 31, 2012 and 2011.

There was no cash provided by or used in financing activities for the three months ended March 31, 2012 compared to cash provided by financing activities of $7,000 for the three months ended March 31, 2011 due to loan payable-shareholders.

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

The Company has a working capital deficit of 452,000 at March 31, 2012, has an accumulated deficit during the exploration stage of $4,305,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Impairment of Long-Lived Assets - Management of the Company periodically reviews the net carrying value of its mineral properties and interests on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

NEWPORT GOLD, INC.
(Registrant)

Dated: May 14, 2012	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)