Form 10-Q
period 2012-06-30
Newport Gold, Inc.
filed 2012-08-20
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 36,823,720 outstanding as of August 13, 2012.

NEWPORT GOLD, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

NEWPORT GOLD, INC.

INDEX

Page

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS5	7 - 14

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current
Cash	$17,678	$41,847
Prepaid expenses	233	233
	17,911	42,080

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$53,308	$77,477

Liabilities

Current
Accounts payable and accrued liabilities	$175,112	$147,778
Accrued officers salaries (Note 7)	331,027	271,000
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	540,379	453,018

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share.
Issued and outstanding 36,823,720 at June 30, 2012 and December 31, 2011. (Note 8)	36,823	36,823
Additional paid-in capital	3,694,895	3,694,895
Subscriptions receivable	8,010	8,010
Accumulated other comprehensive income (loss)	148,750	148,750
Accumulated deficit - during exploration stage	(4,375,549)	(4,264,019)
Total Stockholders' Deficit	(487,071)	(375,541)

Total Liabilities and Stockholders' Deficit	$53,308	$77,477

Going concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

					July 16, 2003
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Officers compensation	$30,000	$30,000	$60,027	$60,000	$477,547
Accounting and legal	22,918	33,372	32,102	47,841	458,827
Geological consulting fees	7,411	12,416	7,411	18,577	546,628
Office and travel	3,279	260	3,279	223	91,240
Interest	235	878	250	1,321	1,849
Write-down of mineral interest	-	-	-	-	2,397,663
Investor relations	-	-	-	-	115,535
Consulting	-	-	-	-	110,000
Resource property (recovery) expenditures	-	(309)	-	(309)	86,852
Filing and transfer agent fees	4,513	4,861	8,461	4,861	66,402
Occupancy costs	-	-	-	-	17,514
Depreciation	-	-	-	-	5,620
Foreign exchange loss (gain)	-	-	-	-	(128)

Net income (loss)	(68,356)	(81,478)	(111,530)	(132,514)	(4,375,549)

Other comprehensive income (loss)	-	-	-	-	148,750

Total comprehensive income (loss)	$(68,356)	$(81,478)	$(111,530)	$(132,514)	$(4,226,799)

Gain (loss) per share - basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	36,823,720	34,823,720	36,823,720	34,823,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)

			July 16, 2003
	Six Months Ended		(inception) to
	June 30,		June 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net income (loss)	$(111,530)	$(132,514)	$(4,375,549)
Items not involving cash
Depreciation	-	-	5,620
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	1,321	217
	(111,530)	(131,193)	(1,924,438)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	27,334	57,310	197,630
Accrued officers salaries	60,027	60,000	300,027
Due to related parties	-	-	29,778
	87,361	117,310	527,944

Cash Provided (Used) in Operating Activities	(24,169)	(13,883)	(1,396,494)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Used in Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	-	7,397	246,737
Subscriptions received	-	-	237,150
Common shares issued	-	-	890,958

Cash Provided by Financing Activities	-	7,397	1,374,845

Inflow/(Outflow) of cash	(24,169)	(6,486)	(53,422)

Effect of exchange rate change on cash balances held in foreign currencies	-	2,620	71,100
Cash, Beginning of period	41,847	3,973	-
Cash, End of period	$17,678	$107	$17,678

Subscriptions receivable	$-	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

The Company has a working capital deficit of $522,468 at June 30, 2012, has an accumulated deficit during the exploration stage of $4,375,549 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Mineral interests as described below	$35,397	$35,397

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

Depreciation expense for the year ended December 31, 2011 was $820.  Depreciation is currently recorded annually due to its immateriality.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Officer Salaries

As at June 30, 2012, the president of the Company is owed $331,027 in compensation. The amount owed is without interest or stated terms of repayment and is unsecured.

Loan Payable-Shareholders

As at June 30, 2012 the Company owes $34,240 to a shareholder.  The loan has no definite terms of repayment and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2011 was $1,321.

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

The summary of the status of the Company’s outstanding warrants for the six months ended June 30, 2012 is as follows:

		Average
	Warrants	Exercise Price

Balance June 30, 2012	2,000,000	$0.10

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

Results of Operations

We had no revenues in the three and six months ended June 30, 2012 and 2011.

We reported a total comprehensive loss during the three months ended June 30, 2012 of $68,000 compared to a total comprehensive loss of $81,000 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, we reported a total comprehensive loss of $112,000 compared to a total comprehensive loss of $133,000 for the six months ended June 30, 2011.  Such change was primarily due to a decrease in accounting and legal fees which were $23,000 and $32,000 in the three and six months ended June 30, 2012 compared to $33,000 and $48,000 in the three and six months ended June 30, 2011, and a decrease in geological consulting fees which were $7,000 for the three and six months ended June 30, 2012 compared to $12,000 and $19,000 for the three and six months ended June 30, 2011.  The accounting and legal fees and geological consulting fees were greater in the first six months of 2011 primarily due to the expenses incurred in connection with the preparation, review and filing of the Company’s Registration Statement on Form 10 which was filed with the SEC during 2011.

Officer compensation was $30,000 and $60,000 in both the three and six months ended June 30, 2012 and 2011 due to the compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.

Since inception from July 16, 2003 to June 30, 2012, we had a total comprehensive loss of $4,227,000.

Liquidity and Capital Resources

On June 30, 2012, we had working capital deficit of $522,000 and a stockholders’ deficiency of $487,000, compared to working capital deficit of $411,000 and a stockholders’ deficiency of $376,000 on December 31, 2011.  On June 30, 2012, we had cash of $18,000, total assets of $53,000 and total liabilities of $540,000 compared to cash of $42,000, total assets of $77,000 and total liabilities of $453,000 on December 31, 2011.

Cash used in operating expenses was $(24,000) for the six months ended June 30, 2012 which was the result of a net loss of $(112,000) offset by changes in accounts payable and accrued liabilities of $27,000 and accrued salaries of $60,000.  Cash used in operating expenses was $(14,000) for the six months ended June 30, 2011 which was primarily the result of a net loss of $(133,000) offset by changes in accounts payable and accrued liabilities of $57,000 and accrued salaries of $60,000.

There was no cash provided by or used in investing activities for the six months ended June 30, 2012 and 2011.

There was no cash provided by or used in financing activities for the six months ended June 30, 2012 compared to cash provided by financing activities of $7,000 for the six months ended June 30, 2011 due to loan payable-shareholders.

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

The Company has a working capital deficit of $522,000 at June 30, 2012, has an accumulated deficit during the exploration stage of $4,376,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

We were able to raise $200,000 in equity financing in the third quarter of 2011 and intend to attempt to raise additional funds in 2012.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in 2012 and hope to complete Phase 1 during 2013, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in the latter  part of 2013.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

Item 4.    Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

NEWPORT GOLD, INC.
(Registrant)

Dated: August 20, 2012	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 20, 2012	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)