Form 10-Q
period 2012-09-30
Newport Gold, Inc.
filed 2012-11-14
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 38,763,720 outstanding as of November 13, 2012.

NEWPORT GOLD, INC.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

NEWPORT GOLD, INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
(unaudited)

NEWPORT GOLD, INC.
INDEX

CONSOLIDATED BALANCE SHEETS (unaudited)	5

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	8-15

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)
(unaudited)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current
Cash and cash equivalents	$69,104	$41,847
Prepaid expenses	233	233
	69,337	42,080

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$104,734	$77,477

Liabilities

Current
Accounts payable and accrued liabilities	$164,690	$147,778
Accrued officers salaries (Note 7)	350,927	271,000
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	549,857	453,018

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 38,763,720 at September 30, 2012 and 36,823,720 at December 31, 2011. (Note 8)	38,763	36,823
Additional paid-in capital	3,790,803	3,694,895
Subscriptions receivable	8,010	8,010
Accumulated other comprehensive income	148,872	148,750
Accumulated deficit - during exploration stage	(4,431,571)	(4,264,019)
Total Stockholders' Deficit	(445,123)	(375,541)

Total Liabilities and Stockholders' Deficit	$104,734	$77,477

Going Concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)
(unaudited)

					July 16, 2003
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
Officers compensation	$30,000	$30,000	$90,027	$90,000	$507,547
Accounting and legal	10,889	12,851	42,991	60,692	469,716
Geological consulting fees	12,812	2,696	20,223	21,273	559,440
Office and travel	1,180	-	4,459	223	92,420
Interest	306	789	556	2,110	2,155
Write-down of mineral interest	-	-	-	-	2,397,663
Investor relations	-	-	-	-	115,535
Consulting	-	-	-	-	110,000
Resource property expenditures	-	-	-	-	86,852
Filing and transfer agent fees	835	11,823	9,296	16,684	67,237
Occupancy costs	-	-	-	-	17,514
Depreciation	-	-	-	-	5,620
Foreign exchange (gain)	-	(798)	-	(798)	(128)

Net (loss)	(56,022)	(57,361)	(167,552)	(190,184)	(4,431,571)

Foreign currency translation adjustment	122	-	122	2,620	148,872

Total comprehensive (loss)	$(55,900)	$(57,361)	$(167,430)	$(187,564)	$(4,282,699)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	38,763,720	36,823,720	38,763,720	36,823,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)
(unaudited)

			July 16, 2003
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net (loss)	$(167,552)	$(190,184)	$(4,431,571)
Items not involving cash
Depreciation	-	-	5,620
Shares issued for property agreement extension	-	-	47,611
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	2,110	217
	(167,552)	(188,074)	(1,980,460)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	16,912	56,985	187,208
Accrued officers salaries	79,927	90,000	319,927
Due to related parties	-	(11,430)	29,778
	96,839	135,555	537,422

Cash (Used) in Operating Activities	(70,713)	(52,519)	(1,443,038)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	(26,739)

Cash Used in Investing Activities	-	-	(31,773)

Financing Activities
Loan payable-shareholders	-	(59,052)	246,737
Subscriptions received	-	-	237,150
Sale of common shares and warrants	97,848	191,990	988,806

Cash Provided by Financing Activities	97,848	132,938	1,472,693

Inflow/(Outflow) of cash	27,135	80,419	(2,118)

Effect of exchange rate change on cash balances held in foreign currencies	122	1,822	71,222
Cash, Beginning of period	41,847	3,973	-
Cash, End of period	$69,104	$86,214	$69,104
Supplemental information:
Subscriptions receivable	$-	$8,010	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

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

The Company has a working capital deficit of $480,520 at September 30, 2012, has an accumulated deficit during the exploration stage of $4,431,571 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America as applicable to an exploration stage enterprise under FASB-ASC 915-205 and are expressed in US dollars. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 2038052 Ontario Inc. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of resource properties, accrued liabilities, rate of amortization and the valuation allowance for deferred income tax assets. Management believes the estimates are reasonable; however, actual results could differ from those estimates and could impact future results of operations and cash flows.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

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
(unaudited)

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

Other Comprehensive Income

The Company follows US GAAP regarding, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

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
(unaudited)

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

Recent Accounting Pronouncements

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. We adopted the amendment on January 1, 2012.  This adoption of this amendment did not have a material impact on our operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. We adopted the amendment on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income” which effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to the first quarter of 2012 for the Company. We adopted the amendments on January 1, 2012 and presented a continuous statement of comprehensive loss.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

NOTE 4 – FINANCIAL INSTRUMENTS

Fair Value

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments. The fair values of due to related parties cannot be reasonably estimated, as no liquid and active market exists for such instruments.

Interest Rate Risk

The Company is not exposed to interest rate risk as the Company has no interest bearing financial instruments.

Credit Risk

The Company is exposed to credit risk with respect to its cash and cash equivalents; however, this risk is minimized as cash is placed with major financial institutions.

Currency Risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred by the Company are not denominated in the functional currency.

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Mineral interests as described below	$35,397	$35,397

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 5 – MINERAL INTERESTS (continued)

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 5 – MINERAL INTERESTS (continued)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Officer Salaries

As at September 30, 2012, the president of the Company is owed $350,927 in compensation. The amount owed is without interest or stated terms of repayment and is unsecured.

Loan Payable-Shareholders

As at September 30, 2012 the Company owes $34,240 to a shareholder.  The loan has no definite terms of repayment, is unsecured and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the nine months ended September 30, 2012 was $0 and for the year ended December 31, 2011 was $1,321.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 8 – COMMON STOCK AND WARRANTS

On August 10, 2012 the Company sold 1,940,000 units at a price of $0.05 per unit for gross proceeds of $97,848.  Each unit consists of one share of common stock, par value $0.001 per share and one common stock purchase warrant with an exercise price of $0.05 that expires two years from date of issue.

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

The summary of the status of the Company’s outstanding warrants for the nine months ended September 30, 2012 is as follows:

		Average
	Warrants	Exercise Price

Balance January 1, 2012	2,000,000	$0.10
Warrants issued	1,940,000	0.05
Balance September 30, 2012	3,940,000	$0.08

Item 2.   Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the three and nine months ended September 30, 2012 and 2011.  The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere herein.

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

On July 21, 2003, we entered into an option agreement with Steve Baran to acquire certain mineral claims located in British Columbia, Canada known as the Burnt Basin mineral claims. The Burnt Basin property is owned by John W. Carson and the option agreement is subject to an underlying agreement between Mr. Carson and Mr. Baran, dated July 29, 2002.  The Burnt Basin property is situated about 25 kilometers northeast of Grand Forks, British Columbia in Canada.  The property covers an area of 1,694 hectares and is comprised of 10 mineral claims.

Under the terms of the option agreement, we were granted the right to acquire a 100% undivided interest in the property, subject to two separate Net Smelter Return (NSR) royalties (totaling 2%), in consideration for cash and share payments totaling CDN $17,000 and  225,000 shares of our common stock, and by incurring exploration expenses totaling CDN $250,000.  The first NSR royalty consists of a 1% NSR payable to John Carson capped at CDN $250,000, that will be provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003.  To date, we have paid Mr. Carson CDN $90,000 of prepaid NSR royalties.  A further 1% NSR is payable to Steve Baran.  One half of the 1% NSR to Steve Baran may be bought out for the sum of CDN $500,000.

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

Results of Operations

We had no revenues in the three and nine months ended September 30, 2012 and 2011.

We reported a total comprehensive loss during the three months ended September 30, 2012 of $56,000 compared to a total comprehensive loss of $57,000 for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, we reported a total comprehensive loss of $167,000 compared to a total comprehensive loss of $188,000 for the nine months ended September 30, 2011.  Such change was primarily due to a decrease in accounting and legal fees which were $11,000 and $43,000 in the three and nine months ended September 30, 2012 compared to $13,000 and $61,000 in the three and nine months ended September 30, 2011, and a decrease in filing and transfer agent fees which were $1,000 and $9,000 for the three and nine months ended September 30, 2012 compared to $12,000 and $17,000 for the three and nine months ended September 30, 2011.  The accounting and legal fees were greater in the first nine months of 2011 primarily due to the expenses incurred in connection with the preparation, review and filing of the Company’s Registration Statement on Form 10 which was filed with the SEC during 2011.

Geological consulting fees were $13,000 and $20,000 for the three and nine months ended September 30, 2012 compared to $3,000 and $21,000 for the three and nine months ended September 30, 2011.  Officer compensation was $30,000 and $90,000 in both the three and nine months ended September 30, 2012 and 2011 due to the compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.

Since inception from July 16, 2003 to September 30, 2012, we had a total comprehensive loss of $4,283,000.

Liquidity and Capital Resources

On September 30, 2012, we had working capital deficit of $481,000 and a stockholders’ deficiency of $445,000, compared to working capital deficit of $411,000 and a stockholders’ deficiency of $376,000 on December 31, 2011.  On September 30, 2012, we had cash and cash equivalents of $69,000, total assets of $105,000 and total liabilities of $550,000 compared to cash and cash equivalents of $42,000, total assets of $77,000 and total liabilities of $453,000 on December 31, 2011.

Cash used in operating expenses was $(71,000) for the nine months ended September 30, 2012 which was the result of a net loss of $(168,000) offset by changes in accounts payable and accrued liabilities of $17,000 and accrued officers salaries of $80,000.  Cash used in operating expenses was $(53,000) for the nine months ended September 30, 2011 which was primarily the result of a net loss of $(190,000) together with $(11,000) due to related parties, offset by changes in accounts payable and accrued liabilities of $57,000 and accrued salaries of $90,000.

There was no cash provided by or used in investing activities for the nine months ended September 30, 2012 and 2011.

Cash provided by financing activities was $98,000 for the nine months ended September 30, 2012 which was due to the proceeds from the sale of common stock and warrants of $98,000 compared to cash provided by financing activities of $133,000 for the nine months ended September 30, 2011 due to the proceeds from the sale of common stock and warrants of $192,000, offset by the repayment of loans payable of $59,000.

The Company has a working capital deficit of $481,000 at September 30, 2012, has an accumulated deficit during the exploration stage of $4,432,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

We were able to raise $200,000 in equity financing in the third quarter of 2011, $98,000 in the third quarter of 2012 and intend to attempt to raise additional funds in the balance of 2012 and into 2013.  No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months.  However, assuming we are successful in raising needed funds or otherwise we are successful in obtaining a joint venture partner to help us fund the project as described above, we expect to commence the Phase 1 program as soon as possible in 2013 and hope to complete Phase 1 during 2013, although extreme weather conditions could delay the progress of the Phase 1 program.  The Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in the latter  part of 2013 or into 2014.  However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program.   Again, no assurance can me made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:yes..?

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

Recent Accounting Pronouncements

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. We adopted the amendment on January 1, 2012.  This adoption of this amendment did not have a material impact on our operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. We adopted the amendment on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income” which effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to the first quarter of 2012 for the Company. We adopted the amendments on January 1, 2012 and presented a continuous statement of comprehensive loss.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2012, the Company sold in a private placement with three investors a total of 1,940,000 units at a price of $0.05 per unit for gross proceeds of $97,848.  Each unit consisted of one share of common stock and one common stock purchase warrant with an exercise price of $0.05 that expires two years from date of issuance. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder.  All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

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

NEWPORT GOLD, INC. (Registrant)

Dated: November 14, 2012	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer (Principal Financial Officer)