Form 10-K
period 2012-12-31
Newport Gold, Inc.
filed 2013-04-01
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-52214

NEWPORT GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-2547226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 Nettleton Court Collingwood, Ontario, Canada	L9Y 5B9
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (31,658,720 shares) as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,583,000. The number of shares outstanding of the Common Stock, $0.001 par value, of the registrant as of the close of business on March 31, 2013 was 57,310,070.

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

PART I

Item 1.  Business.

Business Development

Newport Gold, Inc., a pre-exploration stage company, was incorporated on July 16, 2003 in the State of Nevada, and is involved in the acquisition, exploration and development of mineral and energy properties. We have two subsidiary companies, 2038052 Ontario Inc., an Ontario incorporated company, and NPG Mining Corp., a British Columbia incorporated company. Unless otherwise noted, references in this report to the “Company,” “we,” “our,” or “us” mean Newport Gold, Inc. and its wholly-owned Canadian subsidiaries, 2038052 Ontario Inc. and NPG Mining Corp.

We have not had any bankruptcy, receivership or similar proceeding since incorporation. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

Our principal executive offices are located at 8 Nettleton Court, Collingwood, Ontario, Canada L9Y 5B9 and our telephone number is (905) 542-4990.

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

Under the terms of the option agreement, we have acquired a 100% undivided interest in the property, subject to a 1% Net Smelter Return (NSR) royalty, in consideration for cash and share payments totaling $17,000 which has been paid and 225,000 shares of our common stock which have been issued, and by incurring exploration expenses totaling CDN $250,000 which condition has been met by the Company. The NSR royalty is payable to John Carson and is capped at CDN $250,000, and is provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003. To date, we have paid Mr. Carson CDN $100,000 of prepaid NSR royalties. A second 1% NSR Royalty was to have been paid to Steve Baran but, pursuant to a letter agreement dated as of March 26, 2013, Mr. Baran has agreed that no additional NSR payments shall be due to Mr. Baran now or in the future in connection with the Option Agreement.

As indicated above, we have met the cash, share and expenditure commitments outlined in the agreement and have earned the 100% interest in the property, subject to the NSR commitment. Pursuant to transfers of ownership filed with the Province of British Columbia in August 2008, such 100% undivided interest in the Burnt Basin mineral claims are now held by us. Such interests are registered in the name of NPG Mining Corp., a British Columbia incorporated company and wholly owned subsidiary of Newport Gold, Inc. We do not hold any title to any surface rights within the limits of the property.

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

Between 2004 and 2006, we completed small prospecting and rock sampling programs on the claims for assessment purposes. During 2007, we completed an exploration program on the property which consisted of airborne geophysics, prospecting, rock sampling, grid work and soil sampling, ground geophysics and excavator trenching. No drilling was done on the property due to lack of funds and no exploration work of any kind was done during the 2008 and 2009 field seasons for the same reasons. In October 2011, a small rock sampling program on the Molly Gibson gold zone Burnt Basin property was conducted in which 68 samples were taken and 29 assayed. We have also commissioned and obtained technical reports, with the latest one dated June 15, 2012 which included recommendations for further work.

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

Provided we are able to obtain the necessary capital, we intend to commence and complete the updated Phase 1 program as recommended in the most recent technical report for the Burnt Basin property (see “Program of Exploration” below) over the next twelve months. In this regard, we anticipate that we will need at least $400,000 in financing in order to achieve our goals and objectives over the next twelve months, which includes $250,000 to complete the Phase 1 program and at least $150,000 for operations. This does not include any amounts which will be due to Derek Bartlett, our President, under the terms of his Management Services Agreement.

We were able to raise $200,000 in equity financing in the third quarter of 2011, $98,000 in the third quarter of 2012 and intend to attempt to raise additional funds in 2013. No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months. However, assuming we are successful in raising needed funds, we expect to commence the Phase 1 program as soon as possible in 2013 and hope to complete Phase 1 during 2013, although extreme weather conditions could delay the progress of the Phase 1 program. The updated Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in the latter part of 2013 or into 2014. However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program. Again, no assurance can be made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

See the following three maps for details regarding the location of the Burnt Basin property, mineral claims and historic crown grants:

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground. See “Mining Regulations” below for information on the new regulations regarding work obligations to maintain tenure which went into effect on July 1, 2012. Expenditures exceeding the minimum requirement can be credited to future years assessment credits, to a maximum of 10 years in advance. The current expiration dates for the claims comprising the Burnt Basin property are listed above.

There are no known environmental liabilities on the property. A permit from the Ministry of Forests, Lands and Natural Resource Operations is required for exploration work involving mechanized ground disturbance. A separate permit is required for any timber disturbance necessary to carry out the work program. Permits were granted for the 2007 excavator trenching program, with no special conditions attached. Permits from both ministries were also granted for additional trenching and for drilling at various sites. Work permits for ground excavation and 20 diamond drill holes have been approved by the British Columbia government for 2013, 2014 and 2015.

A considerable portion of the Burnt Basin property has been clearcut logged, and, apart from seasonal use by hunters, the area has little recreational appeal. There are no formally designated parks within the property. As shown on Figure 2, the eastern boundary of Gladstone Provincial Park is approximately 200 meters west of the western boundary of the property. The entire property falls within a large area that is designated as Grizzly Bear habitat. The steep southeast facing slopes above Highway 3, in the southern part of the property, are also designated as ungulate winter range for Mountain Goat. Special restrictions affect the timing and extent of silviculture activities within the winter range area, but these restrictions do not apply to any work (such as mineral exploration and development) that falls under the Mineral Tenure Act.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Burnt Basin property and local infrastructure are both reasonably good. Highway 3, the Southern Trans Provincial Highway, crosses the extreme southeast corner of the property, as shown on Figure 2 and road access exists to, or near to many of the known showings on the property.

Access to the property is via the Josh Creek Main logging road, which leaves Highway 3 at the Ministry of Highways work shed approximately 10 kilometers southwest of the Paulson bridge, and follows the Josh Creek valley to the northeast. The Josh Creek Main and numerous logging spur roads, plus historic mining and exploration roads, provide access to most parts of the property. Some areas, including the Contact and Hastings showings, are more difficult to reach, with no roads in their immediate vicinity.

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

Geological Setting

The general region where the Burnt Basin mineral claims are located is one that has hosted many gold deposits. It covers a sequence of rocks that were formed elsewhere and moved to their present location by crustal scale faulting, as well as some rocks formed in-place since this fault collision occurred. The Burnt Basin property is situated within the Boundary District, a highly mineralized area straddling the Canada-USA border and including the Republic, Belcher, Rossland and Greenwood Mining Camps. In general, the property is situated within Quesnellia, a terrane which accreted to North America during the mid-Jurassic. Proterozoic to Paleozoic North American basement rocks are exposed in a series of metamorphic core complexes, which were uplifted during the Eocene and are separated from the younger overlying rocks by low-angle normal (detachment) faults. West of the Burnt Basin property, North American basement rocks are exposed in the Grand Forks metamorphic complex. The east-dipping Kettle River fault separates these rocks from younger sediments, volcanics and intrusives to the east.

Program of Exploration

During 2007, we completed a program of grid work, soil sampling, prospecting and rock sampling, airborne and ground geophysics, and excavator trenching on the Burnt Basin property. An additional rock sampling program was carried out in 2011. The work program was designed to complete a preliminary assessment all of the known zones of mineralization, to prioritize the showings for follow-up work, to prospect the property for new areas of mineralization, and to test the effectiveness of ground geophysics and soil geochemistry as exploration. A further mandate was to bring several of the high-priority showings to a drill ready stage. The technical report we commissioned and obtained in 2012 acknowledges that the foregoing work program met these objectives and recommends further work for the Burnt Basin property, to explore for both zinc-lead (+/- silver, copper) mineralization and for gold mineralization on the property. A revised two-phase $600,000 work program has been recommended. Phase 1 has a budget of $250,000 and includes extending the 2007 grid to the south and west, to cover the Hastings, Molly Gibson and Ajax showings, and completing soil geochemical and ground magnetometer surveys over these areas. Phase 1 also includes trenching geological, geophysical and geochemical targets identified by the Company’s work. The Phase 2 program involves diamond drilling to test known showings. Phase 2 has a budget of $350,000 and is in-part contingent on the results of the Phase 1 program.

Phase 1 ($250,000)

According to the June 15, 2012 technical report, it is recommended that the 2007 grid should be extended to the south of Mollie Creek, to cover the Molly Gibson and Hastings showings, and to the west of Josh Creek to cover the newly discovered Ajax showing. Soil geochemical and ground magnetometer surveys should be run over these areas. In addition, follow-up should be done to explore all rock and soil geochemical anomalies, as well as ground and airborne geophysical anomalies, resulting from the previous work and from the proposed grid extension. Soil anomalies should be ground checked, as should magnetic high anomalies defined by the ground magnetometer survey.

The report further recommends that geological mapping is needed, over both the grid areas and the balance of the property. Mapping in the grid area will allow soil geochemical results and ground magnetometer results to be correlated with geology, in order to better understand the significance of these results. Areas of interest should then be followed up by excavator trenching (and/or drilling in Phase 2). Additional ground geophysics should be tested in the Eva Bell – Halifax and Molly Gibson areas, to determine whether these methods could aid in defining targets for drill testing.

The report recommends that prospecting and rock sampling is warranted in the Gold Knoll – Tunnel area, north of the Upper Eva Bell, to explore for vein and stockwork type gold mineralization and to locate historically referenced workings. The southern portion of the property should also be prospected. Also, the Ennismore, Ajax and Hastings showing warrant further work. Excavator trenching is recommended as an initial test of these areas.

Phase 1 Budget:

Excavator Trenching	$30,000
Labour – Geologist(s)	$20,000
- Prospector(s)	$10,000
- Labourer (s) – reclamation/chainsaw work, trenching	$15,000
- Grid/Soil crew	$35,000
Geophysics – ground magnetometer survey, test IP &/or EM	$45,000
Vehicle rental & fuel	$10,000
Food and Accommodation	$15,000
Analytical Costs, including shipping (soil, rock, trench)	$35,000
Reporting, drafting	$10,000
Program Supervision and Management	$20,000
TOTAL PHASE 1:	$250,000

Phase 2 ($350,000)

Phase 2 involves diamond drilling to follow-up on the results of the Phase 1 program and to test known drill-ready targets. A total of 1500 meters of NQ drilling is included in Phase 2, which is in-part contingent on the results of the Phase 1 program.

In particular, the report recommends that diamond drilling should be done to test the AeroTEM anomaly north of the Halifax showing. Drilling should also be done at the Halifax and Eva Bell-Upper Eva Bell showings. A 600 meter long, strong magnetic high anomaly that extends roughly from the Breckle showing to the Upper Eva Bell showing is also high priority for drilling.

Phase 2 Budget:

Diamond drilling
1500 metres @ $200/m all in cost, including labour, analytical costs	$300,000
Reporting, drafting	$10,000
Program Supervision and Management	$40,000
TOTAL PHASE 2:	$350,000

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

Other Recent Mining Properties

Since 2006, we have acquired mining interests in two additional properties (one located in Inner Mongolia, China and the other located near Vernon, British Columbia), both of which have since been abandoned by us and deemed to be of no value.

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

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground. New regulations regarding work obligations to maintain tenure went into effect in British Columbia on July 1, 2012. As of July 1, 2012, annual work commitments are determined by a four tier structure, as follows:

$5.00 per hectare for anniversary years 1 & 2
$10.00 per hectare for anniversary years 3 & 4
$15.00 per hectare for anniversary years 5 & 6
$20.00 per hectare for subsequent anniversary years

All claims in British Columbia will be set back to the year 1 requirement, regardless of how many years have elapsed since staking. For the Burnt Basin property, this means that the annual work commitment to advance the expiry dates by 2 years (to Dec. 30, 2017) will be $5 per hectare per year, or a total of about $16,940 for 2 years. Thereafter the work commitment increases, according to the above schedule. Work in excess of the annual requirement may be credited towards future years.

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

Item 1A. Risk Factors.

An investment in our securities is highly speculative and extremely risky. You should carefully consider the following risks, in addition to the other information contained in this report, before deciding to invest in our securities.

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

The Company has a working capital deficit at December 31, 2012 of $164,000, has an accumulated deficit during the exploration stage of $4,487,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Mineral claims within the province of British Columbia require assessment work (such as geological mapping, geochemical or geophysical surveys, trenching or diamond drilling) be completed each year to maintain title to the ground. New regulations regarding work obligations to maintain tenure went into effect in British Columbia on July 1, 2012. As of July 1, 2012, annual work commitments are determined by a four tier structure, as follows:

$5.00 per hectare for anniversary years 1 & 2
$10.00 per hectare for anniversary years 3 & 4
$15.00 per hectare for anniversary years 5 & 6
$20.00 per hectare for subsequent anniversary years

All claims in British Columbia will be set back to the year 1 requirement, regardless of how many years have elapsed since staking. For the Burnt Basin property, this means that the annual work commitment to advance the expiry dates by 2 years (to Dec. 30, 2017) will be $5 per hectare per year, or a total of about $16,940 for 2 years. Thereafter the work commitment increases, according to the above schedule. Expenditures exceeding the minimum requirement can be credited to future years assessment credits, to a maximum of 10 years in advance. Presently, the Burnt Basin claims are in good standing until the year 2015, and further work is not required until that time. If we are unable after that time to perform any additional assessment work, we may not be able to maintain our rights to the claims.

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

We had 57,310,070 shares of common stock outstanding as of December 31, 2012. Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock by introducing a large number of sellers to the market. Such sales could cause the market price of our common stock to decline. We cannot predict whether future sales of our common stock, or the availability of our common stock for sale, will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

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

The Company neither rents nor owns any properties. The Company uses the office space and equipment of its management which offices are located at 8 Nettleton Court, Collingwood, Ontario, Canada L9Y 5B9.

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

Year ending December 31, 2011	High	Low

Jan, 1, 2011 to March 31, 2011	$0.055	$0.015
April 1, 2011 to June 30, 2011	$0.20	$0.04
July 1, 2011 to Sept. 30, 2011	$0.15	$0.05
Oct. 1, 2011 to Dec. 31, 2011	$0.10	$0.0312

Year ending December 31, 2012	High	Low

Jan, 1, 2012 to March 31, 2012	$0.05	$0.01
April 1, 2012 to June 30, 2012	$0.05	$0.02
July 1, 2012 to Sept. 30, 2012	$0.08	$0.02
Oct. 1, 2012 to Dec. 31, 2012	$0.10	$0.07

Holders

As of December 31, 2012, there were approximately 150 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements during the years ended December 31, 2011 and 2012:

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

During the quarter ended September 30, 2012, the Company sold in a private placement with three investors a total of 1,940,000 units at a price of $0.05 per unit for gross proceeds of $97,848. Each unit consisted of one share of common stock and one common stock purchase warrant with an exercise price of $0.05 that expires two years from date of issuance. Insofar that the units were paid for by the investors in Canadian dollars, such investors agreed that any additional purchase price which may have been paid for the units (which in this case was $848 in the aggregate), due to the differences in the exchange rate between U.S. and Canadian dollars, shall be deemed a capital contribution. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. All investors represented and warranted that they were non-U.S. persons within the meaning of Regulation S.

On December 28, 2012, Derek Bartlett, President and Chief Executive Officer of the Company, assigned to Alex Johnston all of Mr. Bartlett’s right, title and interest in and to a debt owing from the Company to Mr. Bartlett of U.S. $370,927 for accrued officer salaries (the “Assigned Bartlett Debt”). Pursuant to a Conversion and Subscription Agreement dated December 28, 2012 between the Company and Mr. Johnston, Mr. Johnston agreed to convert the Assigned Bartlett Debt into 18,546,350 shares of common stock of the Company, and the Company agreed to issue such shares to Mr. Johnston, in full and complete settlement of the Assigned Bartlett Debt. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder. Mr. Johnston represented and warranted that he was a non-U.S. person within the meaning of Regulation S.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere in this report. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

OVERVIEW

Newport Gold, Inc., a pre-exploration stage company, was incorporated on July 16, 2003 in the State of Nevada, and is involved in the acquisition, exploration and development of mineral and energy properties. We have two subsidiary companies, 2038052 Ontario Inc., an Ontario incorporated company, and NPG Mining Corp., a British Columbia incorporated company. Unless otherwise noted, references in this report to the “Company,” “we,” “our,” or “us” mean Newport Gold, Inc. and its wholly-owned Canadian subsidiaries, 2038052 Ontario Inc. and NPG Mining Corp.

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

Under the terms of the option agreement, we have acquired a 100% undivided interest in the property, subject to a 1% Net Smelter Return (NSR) royalty , in consideration for cash and share payments totaling $17,000 which has been paid and 225,000 shares of our common stock which have been issued, and by incurring exploration expenses totaling CDN $250,000 which condition has been met by the Company. The NSR royalty is payable to John Carson and is capped at CDN $250,000, and is provided by making annual CDN $10,000 prepaid NSR payments beginning in September 2003. To date, we have paid Mr. Carson CDN $100,000 of prepaid NSR royalties. A second 1% NSR Royalty was to have been paid to Steve Baran but, pursuant to a letter agreement dated as of March 26, 2013, Mr. Baran has agreed that no additional NSR payments shall be due to Mr. Baran now or in the future in connection with the Option Agreement.

As indicated above, we have met the cash, share and expenditure commitments outlined in the agreement and have earned the 100% interest in the property, subject to the NSR commitment. Pursuant to transfers of ownership filed with the Province of British Columbia in August 2008, such 100% undivided interest in the Burnt Basin mineral claims are now held by us. Such interests are registered in the name of NPG Mining Corp., a British Columbia incorporated company and wholly owned subsidiary of Newport Gold, Inc. We do not hold any title to any surface rights within the limits of the property.

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

Between 2004 and 2006, we completed small prospecting and rock sampling programs on the claims for assessment purposes. During 2007, we completed an exploration program on the property which consisted of airborne geophysics, prospecting, rock sampling, grid work and soil sampling, ground geophysics and excavator trenching. No drilling was done on the property due to lack of funds and no exploration work of any kind was done during the 2008 and 2009 field seasons for the same reasons. In October 2011, a small rock sampling program on the Molly Gibson gold zone Burnt Basin property was conducted in which 68 samples were taken and 29 assayed. We have also commissioned and obtained technical reports, with the latest one dated June 15, 2012 which included recommendations for further work.

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

Results of Operations

We had no revenues in the years ended December 2012 and 2011.

We reported a total comprehensive loss during 2012 of $223,000 compared to a total comprehensive loss of $238,000 during 2011. Such change was primarily due to a decrease in geological consulting fees which were $21,000 in 2012 compared to $36,000 in 2011, and a decrease in filing and transfer agent fees which were $12,000 in 2012 compared to $21,000 in 2011, partially offset by an increase in accounting and legal fees which were $73,000 in 2012 compared to $58,000 in 2011. Geological and consulting fees were greater in 2011 compared to 2012 primarily due to the sampling program on the Molly Gibson gold zone Burnt Basin property which was conducted in October 2011.

Officer compensation was $110,000 in 2012 and $120,000 in 2011. Compensation for the Company’s President has been accrued at $10,000 per month which accrual began as of January 1, 2010. Office and travel expenses were $5,000 in each of 2012 and 2011. Interest was $2,000 in 2012 compared to $1,000 in 2011 and depreciation was zero in 2012 compared to $800 in 2011. There were also bank charges in 2012 of $600 for which there was not a comparable item in 2011.

Since inception from July 16, 2003 to December 31, 2012, we had a total comprehensive loss of $4,338,000.

Liquidity and Capital Resources

On December 31, 2012, we had working capital deficit of $164,000 and a stockholders’ deficiency of $128,000, compared to working capital deficit of $411,000 and a stockholders’ deficiency of $376,000 on December 31, 2011. On December 31, 2012, we had cash of $27,000, total assets of $62,000 and total liabilities of $190,000 compared to cash of $42,000, total assets of $77,000 and total liabilities of $453,000 on December 31, 2011.

Cash used in operating expenses was $(113,000) for the year ended December 31, 2012 which was primarily the result of a net loss of $(223,000), offset by changes in accrued officers salaries of $100,000 and accounts payable and accrued liabilities of $8,000. Cash used in operating expenses was $(129,000) for the year ended December 31, 2011 which was primarily the result of a net loss of $(241,000) and changes in accounts payable and accrued liabilities of $(9,000), offset by accrued salaries of $120,000.

There was no cash provided by or used in investing activities for the years ended December 31, 2012 and 2011.

Cash provided by financing activities was $98,000 for the year ended December 31, 2012 due to the net proceeds from the sale of common stock and warrants of $98,000. Cash provided by financing activities was $164,000 for the year ended December 31, 2011 primarily due to the net proceeds from the sale of common stock and warrants of $194,000 offset by loan payable-shareholders of $(30,000).

There was also non-cash investing and financing activities of $371,000 in 2012 due to the conversion of the debt of $371,000 owing to Derek Bartlett which was assigned to Alex Johnston which debt was converted into 18,546,350 shares of common stock of the Company.

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

The Company has a working capital deficit at December 31, 2012 of $164,000, has an accumulated deficit during the exploration stage of $4,487,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

In addition to raising additional capital through shares issuances, we have obtained unsecured loans from shareholders and other third parties in the past and we expect will be seek additional loans in the future from certain shareholders and others, if necessary, in order to fund our current operations including meeting the annual CDN $10,000 prepaid NSR payments to John Carson. In this regard, although there can be no assurance, we expect we will be able to obtain such capital through share issuances and/or loans. In addition, in order to fund the cash requirements which will be necessary for the two phase work program on the Burnt Basin property, it may be necessary for us to seek a joint venture partner to help fund the project. While only preliminary discussions have been held with certain possible partners, we believe we will be able to obtain such a joint venture partner if financial circumstances make such action necessary. If we are unable to raise additional capital, obtain additional loans or engage a joint venture partner who can help fund the Burnt Basin project, we will not be able to continue operations for more than the next few months. However, we are confident that one or more of the foregoing arrangements will be able to be effected in the near term, which will allow us to continue operations during and beyond the next twelve months.

Provided we are able to obtain the necessary capital, we intend to commence and complete the updated Phase 1 program as recommended in the most recent technical report for the Burnt Basin property over the next twelve months. In this regard, we anticipate that we will need at least $400,000 in financing in order to achieve our goals and objectives over the next twelve months, which includes $250,000 to complete the Phase 1 program and at least $150,000 for operations. This does not include any amounts which will be due to Derek Bartlett, our President, under the terms of his Management Services Agreement.

We were able to raise $200,000 in equity financing in the third quarter of 2011, $98,000 in the third quarter of 2012 and intend to attempt to raise additional funds in 2013. No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months. However, assuming we are successful in raising needed funds, we expect to commence the Phase 1 program as soon as possible in 2013 and hope to complete Phase 1 during 2013, although extreme weather conditions could delay the progress of the Phase 1 program. The updated Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in the latter part of 2013 or into 2014. However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program. Again, no assurance can be made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220) Reporting Amounts Reclassified Out Of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report either on their income statement or disclose in footnotes to the financial statements the effects on net income from significant items that are classified out of the accumulated other comprehensive income for all reporting periods (annual and interim) covered by the financial statements. The standard also requires cross-reference to other disclosures currently required under GAAP for other reclassification items that are not required to be reclassified directly to net income. This standard is effective for us for fiscal periods beginning after December 15, 2012 and we expect the adoption of ASU 2013-02 to have no material impact on our financial position and results of operations.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The FASB issued ASU 2013-01 in response to concerns raised by constituents regarding the potential broad scope of disclosure requirements upon adoption of ASU 2011-11. It limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offsetting in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 will be effective for us on January 1, 2013. We expect the adoption of this standard to have no material effect on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NEWPORT GOLD, INC.

INDEX

PAGE

INDEPENDENT AUDITOR’S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-5 to F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 to F-15

INDEPENDENT AUDITOR’S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newport Gold, Inc. (An Exploration Stage Company)

Report on the Financial Statements

We have audited the accompanying consolidated financial statements of Newport Gold, Inc. (An Exploration Stage Company) (the “Company”), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and for the period July 16, 2003 (inception) to December 31, 2012 and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from July 16, 2003 (inception) to December 31, 2012, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Fazzari + Partners LLP
Fazzari + Partners LLP
Chartered Accountants Licensed Public Accountants	Vaughan, Ontario, Canada April 1, 2013

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	December 31,	December 31,
	2012	2011
Assets

Current
Cash and cash equivalents	$26,580	$41,847
Prepaid expenses	233	233
	26,813	42,080
Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$62,210	$77,477

Liabilities

Current
Accounts payable and accrued liabilities	$156,161	$147,778
Accrued officers salaries (Note 7)	-	271,000
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	190,401	453,018

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 57,310,070 at December 31, 2012 and 36,823,720 at December 31, 2011. (Note 8)	57,310	36,823
Additional paid-in capital	4,152,905	3,694,895
Subscriptions receivable	-	8,010
Accumulated other comprehensive income	148,872	148,750
Accumulated deficit - during exploration stage	(4,487,278)	(4,264,019)
Total Stockholders' Deficit	(128,191)	(375,541)

Total Liabilities and Stockholders' Deficit	$62,210	$77,477

Going concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

			July 16, 2003
	Twelve Months Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Expenses
Officers compensation	$110,027	$120,000	$527,547
Accounting and legal	72,811	57,754	499,536
Geological consulting fees	21,185	35,827	560,402
Office and travel	5,430	4,575	93,391
Interest	1,712	1,382	3,311
Bank charges	580		580
Write-down of mineral interest	-	-	2,397,663
Investor relations	-	-	115,535
Consulting	-	-	110,000
Resource property expenditures	-	-	86,852
Filing and transfer agent fees	11,514	20,565	69,455
Occupancy costs	-	-	17,514
Depreciation	-	820	5,620
Foreign exchange (gain)	-	-	(128)

Net (loss)	(223,259)	(240,923)	(4,487,278)

Foreign currency translation adjustment	122	2,620	148,872

Total comprehensive (loss)	$(223,137)	$(238,303)	$(4,338,406)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$

Weighted average number of common shares outstanding - basic and diluted	39,196,767	35,573,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period July 16, 2003 (Inception) through December 31, 2012
 (In U.S. Dollars)

						Accumulated
	Common Stock		Additional	Share	Other	Deficit During	Total
	Par Value $0.001		Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Capital	Received	Income	Stage	Equity (Deficit)

Share subscriptions
-cash	-	$-	$-	$93,150	$-	$-	$93,150
-property	-	-	-	22,500	-	-	22,500
Foreign currency
translation adjustment	-	-	-	-	(3,409)	-	(3,409)
Net Loss	-	-	-	-	-	(161,681)	(161,681)

Balance December 31, 2003	-	-	-	115,650	(3,409)	(161,681)	(49,440)

Foreign currency
translation adjustment	-	-	-	-	(1,124)	-	(1,124)
Net Loss	-	-	-	-	-	(95,960)	(95,960)

Balance December 31, 2004	-	-	-	115,650	(4,533)	(257,641)	(146,524)

Share subscriptions
-cash	-	-	-	144,000	-	-	144,000
Foreign currency
translation adjustment	-	-	-	-	(2,476)	-	(2,476)
Net Loss	-	-	-	-	-	(93,207)	(93,207)

Balance December 31, 2005	-	-	-	259,650	(7,009)	(350,848)	(98,207)

Common shares issued
-for cash	4,200,000	4,200	271,800	-	-	-	276,000
-for mining claims	2,500,000	2,500	247,500	-	-	-	250,000
-for share subscriptions	8,375,000	8,375	251,275	(259,650)	-	-	-
Foreign currency
translation adjustment	-	-	-	-	577	-	577
Net Loss	-	-	-	-	-	(339,331)	(339,331)

Balance December 31, 2006	15,075,000	15,075	770,575	-	(6,432)	(690,179)	89,039

Common shares issued
-for mining claims	3,111,500	3,111	1,848,789	-	-	-	1,851,900
Foreign currency
translation adjustment	-	-	-	-	159,375	-	159,375
Net Loss	-	-	-	-	-	(507,640)	(507,640)

Balance December 31, 2007	18,186,500	18,186	2,619,364	-	152,943	(1,197,819)	1,592,674

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the period July 16, 2003 (Inception) through December 31, 2012
 (In U.S. Dollars)

						Accumulated
	Common Stock		Additional	Share	Other	Deficit During	Total
	Par Value $0.001		Paid-in	Subscriptions	Comprehensive	Exploration	Stockholders'
	Shares	Amount	Capital	Received	Income	Stage	Equity (Deficit)

Balance December 31, 2007	18,186,500	18,186	2,619,364	-	152,943	(1,197,819)	1,592,674

Adjustment to opening
deficit	-	-	-	-	-	(10,000)	(10,000)
Common shares issued
-for mining claims	2,400,000	2,400	193,600	-	-	-	196,000
-on conversion of debt	14,237,220	14,237	697,624	-	-	-	711,861
Foreign currency
translation adjustment	-	-	-	-	(1,861)	-	(1,861)
Net Loss	-	-	-	-	-	(2,638,843)	(2,638,843)

Balance December 31, 2008	34,823,720	34,823	3,510,588	-	151,082	(3,846,662)	(150,169)

Foreign currency
translation adjustment	-	-	-	-	2,443	-	2,443
Net Income	-	-	-	-	-	5,804	5,804

Balance December 31, 2009	34,823,720	34,823	3,510,588	-	153,525	(3,840,858)	(141,922)

Imputed interest on loans	-	-	217	-	-	-	217
Foreign currency
translation adjustment	-	-	-	-	(7,395)	-	(7,395)
Net Loss	-	-	-	-	-	(182,238)	(182,238)

Balance December 31, 2010	34,823,720	34,823	3,510,805	-	146,130	(4,023,096)	(331,338)

Common stock issued	2,000,000	2,000	184,090	-	-	-	186,090
Sbscriptions receivable	-	-	-	8,010	-	-	8,010
Foreign currency
translation adjustment	-	-	-	-	2,620	-	2,620
Net Loss	-	-	-	-	-	(240,923)	(240,923)

Balance December 31, 2011	36,823,720	36,823	3,694,895	8,010	148,750	(4,264,019)	(375,541)

Common stock issued	20,486,350	20,487	448,288	-	-	-	468,775
Imputed interest on loans	-	-	1,712	-	-	-	1,712
Capital contribution	-	-	8,010	(8,010)	-	-	-
Foreign currency
translation adjustment	-	-	-	-	122	-	122
Net Loss	-	-	-	-	-	(223,259)	(223,259)

Balance December 31, 2012	57,310,070	$57,310	$4,152,905	$-	$148,872	$(4,487,278)	$(128,191)

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)

			July 16, 2003
	Twelve Months Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012

Operating Activities
Net (loss)	$(223,259)	$(240,923)	$(4,487,278)
Items not involving cash
Depreciation	-	820	5,620
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	1,712	1,321	3,250
	(221,547)	(238,782)	(2,080,745)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	8,383	(9,902)	177,358
Accrued officers salaries	99,927	120,000	(31,000)
Due to related parties	-	-	29,778
	108,310	110,098	176,645

Cash Used in Operating Activities	(113,237)	(128,684)	(1,904,100)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	20,872

Cash Used in Investing Activities	-	-	15,838

Financing Activities
Loan payable-shareholders	-	(30,162)	246,737
Subscriptions received	-	8,010	237,150
Sale of common shares and warrants	97,848	186,090	1,359,733

Cash Provided by Financing Activities	97,848	163,938	1,843,620

Inflow/(Outflow) of cash	(15,389)	35,254	(44,642)

Effect of exchange rate change on cash balances held in foreign currencies	122	2,620	71,222
Cash, Beginning of period	41,847	3,973	-
Cash, End of period	$26,580	$41,847	$26,580

Supplemental Information:
Subscriptions receivable	$-	$8,010	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of payables into common shares	$370,927	$-	$370,927
Issuance of common shares for mineral properties	$-	$-	$2,297,900
Issuance of common shares for debt conversion	$-	$-	$711,861

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

The Company has a working capital deficit of $163,588 at December 31, 2012, has an accumulated deficit during the exploration stage of $4,487,278 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to an exploration stage enterprise under FASB-ASC 915-205 and are expressed in US dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 2038052 Ontario Inc and NWP Mining Corp. All intercompany balances and transactions have been eliminated on consolidation.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

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

Income Taxes (continued)

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

Other Comprehensive Income

The Company follows US GAAP, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220) Reporting Amounts Reclassified Out Of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report either on their income statement or disclose in footnotes to the financial statements the effects on net income from significant items that are classified out of the accumulated other comprehensive income for all reporting periods (annual and interim) covered by the financial statements. The standard also requires cross-reference to other disclosures currently required under GAAP for other reclassification items that are not required to be reclassified directly to net income. This standard is effective for us for fiscal periods beginning after December 15, 2012 and we expect the adoption of ASU 2013-02 to have no material impact on our financial position and results of operations.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The FASB issued ASU 2013-01 in response to concerns raised by constituents regarding the potential broad scope of disclosure requirements upon adoption of ASU 2011-11. It limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offsetting in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 will be effective for us on January 1, 2013. We expect the adoption of this standard to have no material effect on our financial position and results of operations.

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

NOTE 4 – FINANCIAL INSTRUMENTS (continued)

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011

Mineral interests as described below	$35,397	$35,397

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

The first NSR consists of a 1% NSR payable to the property owner capped at $252,194 (Cdn $250,000), that will be provided by making annual $10,006 (Cdn $10,000) prepaid NSR payments beginning in September 2003 ($42,816 (Cdn $50,000) paid to December 31, 2007). A further 1% NSR is payable to the optionor. One-half of the latter 1% NSR may be bought out for the sum of $504,388 (Cdn $500,000). During March of 2013 the optionor agreed that no further NSR is payable to him.

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $0 and $820, respectively.  Depreciation is currently recorded annually due to its immateriality.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan Payable-Shareholders

As at December 31, 2012 the Company owes $34,240 (2011 - $34,240) to a shareholder.  The loan has no definite terms of repayment, is unsecured and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2012 was $1,712 and for the year ended December 31, 2011 was $1,321.

Accrued Officer Salaries

During December 2012 $370,927 of accrued officer salaries was converted into common stock (see Note 8).

NOTE 8 – COMMON STOCK AND WARRANTS

On December 28, 2012, Alex Johnston, a principal stockholder, agreed to convert the $370,927 accrued officer salaries debt which had been assigned to him by Derek Bartlett into 18,546,350 shares of common stock of the Company, and the Company has agreed to issue the shares to Alex Johnston in full and complete payment and settlement of the debt.

On August 10, 2012 the Company sold 1,940,000 units at a price of $0.05 per unit for gross proceeds of $97,848.  Each unit consists of one share of common stock, par value $0.001 per share and one common stock purchase warrant with an exercise price of $0.05 that expires two years from date of issue.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – COMMON STOCK AND WARRANTS (continued)

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

The summary of the status of the Company’s outstanding warrants for the year ended December 31, 2012 is as follows:

		Average
	Warrants	Exercise Price

Balance January 1, 2012	2,000,000	$0.10
Warrants issued	1,940,000	0.05
Balance December 31, 2012	3,940,000	$0.08

NOTE 9 – INCOME TAXES

The Company has non-capital losses for Canadian income tax purposes of $937,142 ($1,051,171 Canadian) available that expire as follows:

2010	$127,532
2014	68,041
2015	79,751
2026	225,810
2027	131,375
2028	166,661
2029	137,972
$937,142

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Derek Bartlett	73	President,	July 2003
8 Nettleton Court		Chief Executive Officer
Collingwood, Ontario		and Director
L9Y 5B9

John Arnold	69	Treasurer, Acting Chief	February 2010
42 Fox Run Drive		Financial Officer,
Guelph, Ontario		Principal Accounting
N1H 6H9		Officer and Director

Anthony M. McCabe	39	Director	December 2012
336 Queen Street South
Mississauga, Ontario
L5M 1M2

Donald W. Kohls was a Director of the Company from July 2003 until his death on October 6, 2012.

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

JOHN ARNOLD has been Treasurer, Acting Chief Financial Officer, Principal Accounting Officer since the Company’s inception in July 2003 and Director since February 2010. Mr. Arnold is the proprietor of John M. Arnold, CA, Management Consultant since 1976. Mr. Arnold currently serves as a director of Thundermin Resources Ltd., successor to Joutel Resources Inc., since 1985 (THR) and served as a director of the mining and exploration company, Queenston Mining Inc. (QMI), listed on the Toronto Stock Exchange from 1986 to December 2012 at which time it was merged with Osisko Mining Corp. listed on the TSX and the NYSE at which time he ceased to be a director. He also served as a director, chairman and chief financial officer of Normiska Corporation an agricultural products company which was listed on the TSX Venture Exchange (NCO) from 1997 until 2005 and subsequently taken private. Mr. Arnold served as a director of United Tex-Sol Mines Inc., a TSX Venture Exchange listed mining and exploration company from 1997 to June 23, 2003 when it merged with St. Andrews Goldfields Inc., a Toronto Stock Exchange mining company (SAS). Mr. Arnold is a graduate of the University of Trinity College (B.A.) and is a Chartered Accountant.

ANTHONY M. McCABE, age 39, has been a Senior Financial Analyst at Nestle Purina Petcare, located in Mississauga, Ontario, since August 2010. Prior thereto, and from August 2007 to January 2010, he was a Senior Financial Analyst at Dunn & Bradstreet Canada located in Mississauga, Ontario. Mr. McCabe holds a Bachelor of Commerce degree from University of Toronto and is a Certified Management Accountant.

None of the directors and officers is related to any other director or officer of the Company, except that Anthony M. McCabe is the son-in-law of Derek Bartlett.

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Alex Johnston filed one report late relating to one transaction and Anthony M. McCabe filed his initial report of ownership late.

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2012 and December 31, 2011 to our Chief Executive Officer (principal executive officer). No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Derek Bartlett, President and	2012	$110,000	(2)	$0	$0	$0	$0	$0	$0	$110,000
Chief Executive Officer(1)	2011	$120,000	(2)	$0	$0	$0	$0	$0	$0	$120,000
_______________________
(1)	Mr. Bartlett has been our President and Chief Executive since our inception.

(2)
During 2012, Mr. Bartlett was paid $10,000 in cash for his salary and the balance for 2012 was accrued. The amount for December 2012 of $10,000 has been waived by Mr. Bartlett. All compensation for 2011 was accrued as well. On December 28, 2012, Mr. Bartlett assigned to Alex Johnston all of Mr. Bartlett’s right, title and interest in and to U.S. $370,927 owing to Mr. Bartlett for all previously accrued officer salaries. See Part II, Item 5 “Recent Sales of Unregistered Securities” for information on the conversion of such debt by Mr. Johnston into shares of common stock of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2012 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address	Amount and Nature of Beneficial Ownership*		Percent of Class

Derek Bartlett	55,000	(1)	**
8 Nettleton Court
Collingwood, Ontario
L9Y 5B9

John Arnold	25,000		**
42 Fox Run Drive
Guelph, Ontario
N1H 6H9

Anthony M. McCabe	-0-		0%
336 Queen Street South
Mississauga, Ontario
L5M 1M2

Alex Johnston	25,571,350	(2)	44.60%
Coco Delmar San Francisco
Calle 79 Este
Edif. Ocean Sky, Torre B
Panama City, Panama

All officers and directors	80,000		**
as a group (3 persons)
_____________
*
Based on 57,310,070 shares of common stock issued and outstanding as of December 31, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Beginning January 2010, Derek Bartlett, President and Chief Executive Officer of the Company, is entitled to receive $10,000 per month for compensation under his Management Services Agreement.

On December 28, 2012, Mr. Bartlett assigned to Alex Johnston all of Mr. Bartlett’s right, title and interest in and to a debt owing from the Company to Mr. Bartlett of U.S. $370,927 for accrued officer salaries (the “Assigned Bartlett Debt”). At the time thereof, Mr. Johnston (a former director of the Company) was the Company’s largest stockholder and owned 7,025,000 shares of common stock or approximately 18.0% of the issued and outstanding shares of common stock of the Company.

Pursuant to a Conversion and Subscription Agreement dated December 28, 2012 between the Company and Mr. Johnston, Mr. Johnston agreed to convert the Assigned Bartlett Debt into 18,546,350 shares of common stock of the Company, and the Company agreed to issue such shares to Mr. Johnston, in full and complete settlement of the Assigned Bartlett Debt. As a result thereof, any and all amounts due or accrued to Mr. Johnston for the Assigned Bartlett Debt are forever cancelled and the obligations of the Company thereunder are considered satisfied in full.

As at December 31, 2012, the Company owes $34,240 to a shareholder for a loan made to the Company during the year ended December 31, 2011. The loan has no definite terms of repayment, is unsecured and bears no interest. The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2012 was $1,712 and for the year ended December 31, 2011 was $1,321.

All transactions with related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration agreed upon between the related parties.

Other than the foregoing, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Messrs. Derek Bartlett and John Arnold are each involved with several other mining exploration companies. As a result, a conflict of interest between the Company and one of these other companies may arise from time to time. We have not formulated a policy for the resolution of such conflicts at this time.

Director Independence

Our board of directors currently consists of three members. They are Derek Bartlett, John Arnold and Anthony M. McCabe. Messrs. Bartlett and Arnold are executive office of the Company. Mr. McCabe is the sole independent director. We have determined his independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

	Fiscal 2012	Fiscal 2011
Fee Category	Fees	Fees

Audit Fees	$17,000	$20,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$17,000	$20,000

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

(3)	Exhibits

Exhibit No.	Name of Exhibit	Incorporated by Reference to

3.1	Articles of Incorporation	Exhibit 3.1 (1)
3.2	Bylaws	Exhibit 3.2 (1)
10.1	Burnt Basin mineral claims	Exhibit 10.1 (4)
10.2	Option Agreement to acquire Burnt Basin mineral claims	Exhibit 10.2 (1)
10.3	Letter Agreement dated June 13, 2011 pertaining to option agreement (Burnt Basin mineral claims)	Exhibit 10.7 (4)
10.4	Management Services Agreement with Derek Bartlett dated January 1, 2010	Exhibit 10.8 (4)
10.5	Conversion and Subscription Agreement dated as of December 28, 2012 by and between Newport Gold, Inc. and Alex Johnston	Exhibit 10.1 (5)
10.6	Letter Agreement dated March 26, 2013 pertaining to option agreement (Burnt Basin mineral claims)	*
21.1	List of Subsidiaries	Exhibit 21 (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*
101**
The following financial information from our Annual Report  on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 17, 2004, File No. 333-115550, and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008, and incorporated by reference herein.

(3)	Filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form SB-2 filed on January 10, 2005, File No. 333-108872, and incorporated by reference herein.

(4)	Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on July 8, 2011, File No. 0-52214, and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report of Form 8-K filed on January 2, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT GOLD, INC. (Registrant)

Dated: April 1, 2013	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Derek Bartlett	President, Chief Executive Officer and Director	April 1, 2013
Derek Bartlett	(Principal Executive Officer)

/s/ John Arnold	Treasurer, Acting Chief Financial Officer and Director	April 1, 2013
John Arnold	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. McCabe	Director	April 1, 2013
Anthony M. McCabe