Form 10-Q
period 2013-03-31
Newport Gold, Inc.
filed 2013-05-15
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes  ☐    No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 57,310,070 outstanding as of May 14, 2013.

NEWPORT GOLD, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current
Cash and cash equivalents	$4,747	$26,580
Prepaid expenses	233	233
	4,980	26,813

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$40,377	$62,210

Liabilities

Current
Accounts payable and accrued liabilities	$156,872	$156,161
Accrued officers salaries (Note 7)	-	-
Due to related parties (Note 7)	59,240	34,240
Total Liabilities	216,112	190,401

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding 57,310,070 at March 31, 2013 and December 31, 2012. (Note 8)	57,310	57,310
Additional paid-in capital	4,152,905	4,152,905
Subscriptions receivable	-	-
Accumulated other comprehensive income	148,872	148,872
Accumulated deficit - during exploration stage	(4,534,822)	(4,487,278)
Total Stockholders' Deficit	(175,735)	(128,191)

Total Liabilities and Stockholders' Deficit	$40,377	$62,210

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

	Three Months	Three Months	July 16, 2003
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Expenses
Officers compensation	$29,925	$30,027	$557,472
Accounting and legal	3,669	9,184	503,205
Geological consulting fees	-	-	560,402
Office and travel	-	-	93,391
Interest	57	15	3,368
Bank charges	-		580
Write-down of mineral interest	-	-	2,397,663
Investor relations	-	-	115,535
Consulting	-	-	110,000
Resource property expenditures	-	-	86,852
Filing and transfer agent fees	13,893	3,948	83,348
Occupancy costs	-	-	17,514
Depreciation	-	-	5,620
Foreign exchange (gain)	-	-	(128)

Net (loss)	(47,544)	(43,174)	(4,534,822)

Foreign currency translation adjustment	-	-	148,872

Total comprehensive (loss)	$(47,544)	$(43,174)	$(4,385,950)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	44,256,059	36,073,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)

	Three Months	Three Months	July 16, 2003
	ended	ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

Operating Activities
Net (loss)	$(47,544)	$(43,174)	$(4,534,822)
Items not involving cash
Depreciation	-	-	5,620
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	-	3,250
	(47,544)	(43,174)	(2,128,289)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	711	5,189	178,069
Accrued officers salaries	-	30,027	(31,000)
Due to related parties	25,000	-	54,778
	25,711	35,216	202,356

Cash Used in Operating Activities	(21,833)	(7,958)	(1,925,933)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	20,872

Cash Used in Investing Activities	-	-	15,838

Financing Activities
Loan payable-shareholders	-	-	246,737
Subscriptions received	-	-	237,150
Sale of common shares and warrants	-	-	1,359,733

Cash Provided by Financing Activities	-	-	1,843,620

Inflow/(Outflow) of cash	(21,833)	(7,958)	(66,475)

Effect of exchange rate change on cash balances held in foreign currencies	-	-	71,222
Cash, Beginning of period	26,580	41,847	-
Cash, End of period	$4,747	$33,889	$4,747

Supplemental Information:
Subscriptions receivable	$-	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of payables into common shares	$-	$-	$370,927
Issuance of common shares for mineral properties	$-	$-	$2,297,900
Issuance of common shares for debt conversion	$-	$-	$711,861

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

The Company has a working capital deficit of $211,132 at March 31, 2013, has an accumulated deficit during the exploration stage of $4,534,822 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Mineral interests as described below	$35,397	$35,397

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

NOTE 6 – EQUIPMENT

	March 31,	December 31,
	2013	2012

Cost	$5,606	$5,606
Accumulated depreciation	(5,606)	(5,606)
Net	$-	$-

Depreciation expense for the year ended December 31, 2012 was $0. Depreciation is currently recorded annually due to its immateriality.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan Payable-Shareholders

As at March 31, 2013 the Company owes $59,240 (2012 - $34,240) to a shareholder. The loan has no definite terms of repayment, is unsecured and bears no interest. The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2012 was $1,712.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – COMMON STOCK AND WARRANTS (continued)

The summary of the status of the Company’s outstanding warrants for the three months ended March 31, 2013 is as follows:

		Average
	Warrants	Exercise Price

Balance January 1, 2013	2,000,000	$0.10
Warrants issued	1,940,000	0.05
Balance March 31, 2013	3,940,000	$0.08

NOTE 9 – INCOME TAXES

The Company has non-capital losses for Canadian income tax purposes of $937,142 ($1,051,171 Canadian) available that expire as follows:

2010	$127,532
2014	68,041
2015	79,751
2026	225,810
2027	131,375
2028	166,661
2029	137,972
$937,142

Item 2.   Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the periods indicated. The discussion and analysis that follows should be read together with the consolidated financial statements of Newport Gold, Inc. and the notes to the consolidated financial statements included elsewhere herein.

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

Results of Operations

We had no revenues in the three months ended March 31, 2013 and 2012.

We reported a total comprehensive loss during the three months ended March 31, 2013 of $48,000 compared to a total comprehensive loss of $43,000 for the three months ended March 31, 2012. Officer compensation was $30,000 for both the three months ended March 31, 2013 and three months ended March 31, 2012 due to compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010. Accounting and legal fees were $3,700 during the three months ended March 31, 2013 compared to $9,000 during the three months ended March 31, 2012, while filing and transfer agent fees were $14,000 during the quarter ended March 31, 2013 compared to $4,000 during the three months ended March 31, 2012. Office and travel expenses were $60 and $15 during the three months ended March 31, 2013 and March 31, 2012, respectively.

Since inception from July 16, 2003 to March 31, 2013, we had a total comprehensive loss of $4,385,950.

Liquidity and Capital Resources

On March 31, 2013, we had working capital deficit of $211,000 and a stockholders’ deficiency of $176,000, compared to working capital deficit of $164,000 and a stockholders’ deficiency of $128,000 on December 31, 2012. On March 31, 2013, we had cash of $5,000, total assets of $40,000 and total liabilities of $216,000 compared to cash of $27,000, total assets of $62,000 and total liabilities of $190,000 on December 31, 2012.

Cash used in operating expenses was $(22,000) for the three months ended March 31, 2013 which was the result of a net loss of $(47,000), offset by changes in accounts payable and accrued liabilities of $28,000. Cash used in operating expenses was $(8,000) for the three months ended March 31, 2012 which was primarily the result of a net loss of $(43,000) offset by changes in accounts payable and accrued liabilities of $5,000 and accrued salaries of $30,000.

There was no cash provided by or used in investing activities for the three months ended March 31, 2013 and 2012. In addition, there was no cash provided by or used in financing activities for the three months ended March 31, 2013 and 2012.

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

The Company has a working capital deficit at March 31, 2013 of $211,000, has an accumulated deficit during the exploration stage of $4,535,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________
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

NEWPORT GOLD, INC. (Registrant)

Dated: May 15, 2013	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)