Form 10-Q
period 2013-06-30
Newport Gold, Inc.
filed 2013-08-13
CIK 1289223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 57,310,070 outstanding as of August 12, 2013.

NEWPORT GOLD, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWPORT GOLD, INC.

INDEX

Page

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-11

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(In U.S. Dollars)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current
Cash and cash equivalents	$6,289	$26,580
Prepaid expenses	233	233
	6,522	26,813

Long-term
Mineral interests (Note 5)	35,397	35,397
Equipment (Note 6)	-	-
	35,397	35,397
Total Assets	$41,919	$62,210

Liabilities

Current
Accounts payable and accrued liabilities	$162,288	$156,161
Accrued officers salaries (Note 7)	55,000	-
Due to related parties (Note 7)	34,240	34,240
Total Liabilities	251,528	190,401

Stockholders' Deficit

Common stock - Authorized 100,000,000 common shares with a par value of $0.001 per share. Issued and outstanding 57,310,070 at June 30, 2013 and December 31, 2012. (Note 8)	57,310	57,310
Additional paid-in capital	4,152,905	4,152,905
Subscriptions receivable	-	-
Accumulated other comprehensive income	148,872	148,872
Accumulated deficit - during exploration stage	(4,568,696)	(4,487,278)
Total Stockholders' Deficit	(209,609)	(128,191)

Total Liabilities and Stockholders' Deficit	$41,919	$62,210

Going concern (Note 2)
The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months	July 16, 2003
	ended	ended	ended	ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Expenses
Officers compensation	$30,000	$30,000	$59,925	$60,027	$587,472
Accounting and legal	6,253	22,918	9,922	32,102	509,458
Geological consulting fees	2,850	7,411	2,850	7,411	563,252
Office and travel	998	3,279	998	3,279	94,389
Interest	367	235	424	250	3,735
Bank charges	-		-		580
Write-down of mineral interest	-	-	-	-	2,397,663
Investor relations	-	-	-	-	115,535
Consulting	-	-	-	-	110,000
Resource property expenditures	-	-	-	-	86,852
Filing and transfer agent fees	2,825	4,513	16,717	8,461	86,172
Occupancy costs	-	-	-	-	17,514
Depreciation	-	-	-	-	5,620
Foreign exchange (gain)	(9,418)	-	(9,418)	-	(9,546)

Net (loss)	(33,875)	(68,356)	(81,418)	(111,530)	(4,568,696)

Foreign currency translation adjustment	-	-	-	-	148,872

Total comprehensive (loss)	$(33,875)	$(68,356)	$(81,418)	$(111,530)	$(4,419,824)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	49,377,646	36,823,720	49,377,646	36,823,720

The accompanying notes are an integral part of these consolidated financial statements.

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(In U.S. Dollars)
	Six Months	Six Months	July 16, 2003
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

Operating Activities
Net (loss)	$(81,418)	$(111,530)	$(4,568,696)
Items not involving cash
Depreciation	-	-	5,620
Write down of mineral interest	-	-	2,397,663
Imputed interest on loans	-	-	3,250
	(81,418)	(111,530)	(2,162,163)
Changes in non cash operating assets and liabilities
Prepaid expenses	-	-	(207)
Reclamation of bonds	-	-	716
Accounts payable and accrued liabilities	6,127	87,361	183,485
Accrued officers salaries	55,000	-	24,000
Due to related parties	-	-	29,778
	61,127	87,361	237,772

Cash Used in Operating Activities	(20,291)	(24,169)	(1,924,391)

Investing Activities
Purchase of equipment	-	-	(5,034)
Acquisition of mineral interests	-	-	20,872

Cash Provided by Investing Activities	-	-	15,838

Financing Activities
Loan payable-shareholders	-	-	246,737
Subscriptions received	-	-	237,150
Sale of common shares and warrants	-	-	1,359,733

Cash Provided by Financing Activities	-	-	1,843,620

Inflow/(Outflow) of cash	(20,291)	(24,169)	(64,933)

Effect of exchange rate change on cash balances held in foreign currencies	-	-	71,222
Cash, Beginning of period	26,580	41,847	-
Cash, End of period	$6,289	$17,678	$6,289

Supplemental Information:
Subscriptions receivable	$-	$-	$8,010
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of payables into common shares	$-	$-	$370,927
Issuance of common shares for mineral properties	$-	$-	$2,297,900
Issuance of common shares for debt conversion	$-	$-	$711,861

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

The Company has a working capital deficit of $245,006 at June 30, 2013, has an accumulated deficit during the exploration stage of $4,568,696 and has not generated any operating revenue to date.  These factors raise substantial doubt about the Company's ability to continue as a going-concern, which is dependent on the Company's ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

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

NOTE 5 – MINERAL INTERESTS

Mineral interests consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Mineral interests as described below	$35,397	$35,397

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan Payable-Shareholders

As at June 30, 2013 the Company owes $34,240 (2012 - $34,240) to a shareholder.  The loan has no definite terms of repayment, is unsecured and bears no interest.  The Company has imputed interest at 5% per annum on this loan and offset the charge to interest expense as a credit to additional paid in capital. Imputed interest for the year ended December 31, 2012 was $1,712.

Accrued Officer Salaries

During December 2012 $370,927 of accrued officer salaries was converted into common stock (see Note 8). As at June 30, 2013 the accrued officer salaries was $55,000.

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

NEWPORT GOLD, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – COMMON STOCK AND WARRANTS (continued)

The summary of the status of the Company’s outstanding warrants for the six months ended June 30, 2013 is as follows:

		Average
	Warrants	Exercise Price

Balance January 1, 2013	3,940,000	$0.08
Warrants issued	-	-
Balance June 30, 2013	3,940,000	$0.08

NOTE 9 – INCOME TAXES

The Company has non-capital losses for Canadian income tax purposes of $809,610 ($851,062 Canadian) available that expire as follows:

2014	$68,041
2015	79,751
2026	225,810
2027	131,375
2028	166,661
2029	137,972
$809,610

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We had no revenues in the three and six months ended June 30, 2013 and 2012.

We reported a total comprehensive loss during the three months ended June 30, 2013 of $34,000 compared to a total comprehensive loss of $68,000 for the three months ended June 30, 2012.  For the six months ended June 30, 2013, we reported a total comprehensive loss of $81,000 compared to a total comprehensive loss of $112,000 for the six months ended June 30, 2012.  Such change was primarily due to reduced accounting and legal fees in the first six months of 2013 compared to the prior year period as well as a decrease in geological consulting fees.  Accounting and legal fees were $6,000 and $10,000 for the three and six months ended June 30, 2013 compared to $23,000 and $32,000 for the three and six months ended June 30, 2012.   Geological consulting fees were $3,000 for the three and six months ended June 30, 2013 compared to $7,000 for the comparable periods of 2012.  In addition, there was a foreign exchange gain of $9,000 for the three and six months ended June 30, 2013 for which there was not a comparable item for the 2012 periods. Officer compensation was $30,000 and $60,000 for the three and six months ended June 30, 2013 as well as for the three and six months ended June 30, 2012 due to compensation being accrued for the Company’s President of $10,000 per month which accrual began as of January 1, 2010.  In addition, office and travel expenses decreased to $1,000 for the three and six months ended June 30, 2013 from $3,000 for the three and six months ended June 30, 2012.   Filing and transfer agent fees were $3,000 and $17,000 for the three and six months ended June 30, 2013 compared to $5,000 and $8,000 for the three and six months ended June 30, 2012.

Since inception from July 16, 2003 to June 30, 2013, we had a total comprehensive loss of $4,420,000.

Liquidity and Capital Resources

On June 30, 2013, we had working capital deficit of $245,000 and a stockholders’ deficiency of $210,000, compared to working capital deficit of $164,000 and a stockholders’ deficiency of $128,000 on December 31, 2012.  On June 30, 2013, we had cash of $6,000, total assets of $42,000 and total liabilities of $252,000 compared to cash of $27,000, total assets of $62,000 and total liabilities of $190,000 on December 31, 2012.

Cash used in operating expenses was $(20,000) for the six months ended June 30, 2013 which was the result of a net loss of $(81,000), offset by changes in accounts payable and accrued liabilities of $6,000 and accrued officers salaries of $55,000.  Cash used in operating expenses was $(24,000) for the six months ended June 30, 2012 which was primarily the result of a net loss of $(112,000) offset by changes in accounts payable and accrued liabilities of $87,000.

There was no cash provided by or used in investing activities for the six months ended June 30, 2013 and 2012. In addition, there was no cash provided by or used in financing activities for the six months ended June 30, 2013 and 2012.

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

The Company has a working capital deficit of $245,000 at June 30, 2013, has an accumulated deficit during the exploration stage of $4,569,000 and has not generated any operating revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going-concern, which is dependent on the Company’s ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of the above matters cannot be predicted at this time. The financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going-concern.

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

We were able to raise $200,000 in equity financing in the third quarter of 2011, $98,000 in the third quarter of 2012 and intend to attempt to raise additional funds in 2013. No assurance can be given that these efforts will be successful or that we will be able to raise sufficient capital to fund our operations over the next twelve months. However, assuming we are successful in raising needed funds, we expect to commence the Phase 1 program as soon as possible in 2013 and hope to complete Phase 1 during 2013 or early 2014, although extreme weather conditions could delay the progress of the Phase 1 program. The updated Phase 2 program, which is contingent on the results achieved in the Phase 1 program, will hopefully be able to commence in 2014. However, if it turns out that we have not raised enough financing to complete the Phase 2 program, we may be forced to seek additional financing or attempt to obtain a joint venture partner if we have not already done so in connection with the financing needed for the Phase 1 program. Again, no assurance can be made that these efforts in obtaining additional financing or a joint venture partner will be successful.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT GOLD, INC.
(Registrant)

Dated: August 13, 2013	By:	/s/ Derek Bartlett
Derek Bartlett,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2013	By:	/s/ John Arnold
John Arnold,
Treasurer and Acting Chief Financial Officer
(Principal Financial Officer)